Form 10-Q
period 1994-12-31
DDL ELECTRONICS INC
filed 1995-02-14
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-Q


     (Mark One)

     X Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1994 or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from                        to



Commission File Number                    1-8101



                    DDL Electronics, Inc.
   (Exact Name of Registrant as Specified in Its Charter)


         Delaware                          33-0213512
(State or Other Jurisdiction of         (I.R.S. Employer
  Incorporation or Organization)       Identification No.)

  7320 SW Hunziker Road Suite #300, Tigard, Oregon  97223-2302
         (Address of Principal Executive Offices)
(Zip Code)


                      503/620-1789
(Registrant's Telephone Number, Including Area Code)


 Former address:  1270 NW 167th Place, Beaverton, Oregon  97006
(Former Name - Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No


     The registrant had 15,257,663 shares of Common Stock outstanding as of February 3, 1994.

                                     PART I.  FINANCIAL
INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

              DDL ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                (Unaudited, Except June 30, 1994)
                                        December 31,   June 30,
                                           1994          1994
          ASSETS
     CURRENT ASSETS
     Cash and cash equivalent        $ 2,046,000     $ 2,540,000

        Accounts receivable            4,851,000       5,600,000
        Inventories                    1,256,000       3,647,000
        Prepaid expenses                 325,000         231,000

        Total current assets           8,478,000      12,018,000

     PROPERTY, EQUIPMENT AND IMPROVEMENTS, AT COST

         Land                                  0       1,101,000
         Buildings and improvements    5,275,000       8,670,000
         Plant equipment              13,778,000      22,499,000
         Office and other equipment    1,529,000       1,508,000
         Construction in progress         60,000          60,000

                                      20,642,000      33,838,000
     Less: accumulated depreciation
         and amortization            (16,552,000)    (23,196,000)

     Property, equipment
         and improvements, net         4,090,000      10,642,000

     OTHER ASSETS                        448,000         598,000

                                     $13,016,000     $23,258,000

                              See accompanying Notes to Unaudited
                               Consolidated Financial Statements.

                  DDL ELECTRONICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                               (Continued)
                   (Unaudited, Except June 30, 1994)
                                        December 31,   June 30,
                                            1994         1994
LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES
      Current portion of long-term debt $ 1,215,000  $13,524,000
      Accounts payable                    5,034,000    5,086,000
      Accrued payroll and employee benefits 685,000      994,000
      Other accrued liabilities           1,544,000    1,673,000


          Total current liabilities       8,478,000   21,277,000

LONG-TERM DEBT
      7% Convertible Subordinated
        Debentures,less current portion     729,000      775,000
       8-1/2% Convertible Subordinated
        Debentures                        1,580,000    1,580,000
       Notes payable, capitalized lease
       obligations and other long-term,
       debt less current portion          4,327,000    4,515,000

           Total long-term debt           6,636,000    6,870,000


STOCKHOLDERS' DEFICIT
       Preferred stock                            0            0
       Common stock                         153,000      145,000
       Additional paid-in capital        20,647,000   19,646,000
       Accumulated deficit              (21,949,000) (23,673,000)
       Foreign currency translation
         adjustment                        (949,000)  (1,007,000)

       Total stockholders' deficit       (2,098,000)  (4,889,000)

                                        $13,016,000  $23,258,000



                              See accompanying Notes to Unaudited
                               Consolidated Financial Statements.

                DDL ELECTRONICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
                             (Unaudited)
                 For the Six Months Ended December 31,
                                        1994           1993
SALES                               $16,594,000    $28,169,000

COSTS AND EXPENSES
     Cost of goods sold              15,713,000     27,912,000
     Administrative and
       selling expenses               3,233,000      3,734,000
     Restructuring charges            1,173,000              0

                                     20,119,000     31,646,000

OPERATING LOSS                       (3,525,000)    (3,477,000)

NONOPERATING INCOME (EXPENSE)
     Investment income                   57,000        107,000
     Interest expense                  (656,000)      (557,000)
     Gain on sale of assets           3,374,000          1,000
     Other income                        33,000         33,000

                                      2,808,000       (416,000)

LOSS BEFORE INCOME TAXES               (717,000)    (3,893,000)

INCOME TAXES                                  0              0

LOSS BEFORE EXTRAORDINARY ITEM         (717,000)    (3,893,000)

EXTRAORDINARY ITEM
     Gain on debt extinguishment      2,441,000              0

          NET INCOME (LOSS)         $ 1,724,000    $(3,893,000)

PRIMARY EARNINGS (LOSS) PER SHARE:
     Loss before extraordinary item      ($0.05)        ($0.26)

     Extraordinary item                   $0.16              0

                                          $0.11         $(0.26)

AVERAGE NUMBER OF COMMON AND COMMON
SHARE EQUIVALENTS                    15,673,270     15,004,390

                             See accompanying Notes to Unaudited
                               Consolidated Financial Statements.

            DDL ELECTRONICS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF OPERATIONS
                         (Unaudited)
            FOR THE THREE MONTHS ENDED DECEMBER 31,
                                        1994           1993
SALES                               $ 7,654,000    $13,920,000

COSTS AND EXPENSES
     Cost of goods sold               7,097,000     14,069,000
     Administrative and
       selling expenses               1,505,000      1,954,000

                                      8,602,000     16,023,000

OPERATING LOSS                         (948,000)    (2,103,000)

NONOPERATING INCOME (EXPENSE)
     Investment income                   35,000         60,000
     Interest expense                  (316,000)      (282,000)
     Gain on sale of assets           3,374,000          1,000

                                      3,093,000       (221,000)

INCOME (LOSS) BEFORE INCOME TAXES     2,145,000     (2,324,000)

INCOME TAXES                                  0              0

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                  2,145,000     (2,324,000)

EXTRAORDINARY ITEM
     Gain on debt extinguishment      2,441,000              0

NET INCOME (LOSS)                   $ 4,586,000    $(2,324,000)

PRIMARY EARNINGS (LOSS) PER SHARE:
     Income (loss) before
       extraordinary item                 $0.13         ($0.15)

     Extraordinary item                    0.15              0

                                          $0.28         ($0.15)

AVERAGE NUMBER OF COMMON AND
COMMON SHARE EQUIVALENTS             15,966,408     15,293,327

                              See accompanying Notes to Unaudited
                               Consolidated Financial Statements.

                   DDL ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                      FOR SIX MONTHS ENDED DECEMBER 31,
                                          1994          1993
Cash flows from operating activities:
Net income (loss)                     $ 1,724,000   $(3,893,000)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization             887,000     1,538,000
Gain on debt extinguishment            (2,348,000)      (33,000)
Gain on sale of property and
     other assets                      (3,377,000)       (1,000)
Net decrease in operating working
     capital                            2,392,000       626,000
Decrease (Increase) in deposits
     and other asset                        2,000        26,000
Non-cash pension charge                         0         8,000
Benefit of noncapital grants                    0      (117,000)

Net cash used by operating activities    (719,000)   (1,846,000)

Cash flows from investing activities:
   Capital expenditures                  (146,000)     (473,000)
   Proceeds from disposition of
     capital assets                     9,303,000        14,000

Net cash provided (used) by
     investing activities               9,157,000      (459,000)

Cash flows from financing activities:
   Proceeds from long term debt           119,000        54,000
   Reductions of long-term debt       (10,228,000)   (1,203,000)
   Net proceeds from exercise
   of stock warrants                      980,000     3,455,000
   Proceeds from stock option exercise      9,000        47,000
   Proceeds from government grants        192,000       115,000
   Proceeds from issue of Series-B
   Preferred stock                              0       675,000

Net cash provided (used) by financing
     activities                        (8,928,000)    3,143,000

Effect of exchange rate changes on cash    (3,000)      (17,000)

Increase (decrease) in cash and cash
     equivalents                         (494,000)      821,000

Cash and cash equivalents at
     beginning of period                2,540,000     2,768,000

Cash and cash equivalents at
     end of period                    $ 2,046,000   $ 3,589,000

          See accompanying Notes to Unaudited
          Consolidated Financial Statements.

                  DDL ELECTRONICS, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994

NOTE 1 - PRINCIPLES OF CONSOLIDATION

In the opinion of the Company's management, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1994), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 1994 and June 30, 1994, and the results of operations and the cash flows for the three month and six month periods ended December 31, 1994 and 1993.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as December 31 for clarity of presentation. The actual periods ended on December 30, 1994 and December 31, 1993.
Certain
notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on
Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Annual Report to Stockholders as filed with the Securities and Exchange Commission on or about September 30, 1994.

Certain reclassifications have been made to the fiscal 1994 interim financial statements included herein to conform with presentation for fiscal 1995.


Retirement of the Company's Senior Debt:

     On December 29, 1994 DDL Electronics, Inc. ("DDL") successfully consummated an integrated plan to pay off all of the Company's Senior Debt. The retirement of over $12,000,000 in debt was completed in conjunction with the Company's sale of certain assets of its Aeroscientific Corp. Oregon ("Aeroscientific-Oregon") subsidiary to Yamamoto Manufacturing (USA), Inc. ("Yamamoto")
The
termination agreements with Sanwa Bank California ("Sanwa") covering Sanwa's term loan to the Company, and The Tokai Bank Ltd.
("Tokai") for its letter of credit issued to First Interstate Bank of Oregon, N.A. ("IRB Trustee"), as trustee for the state of Oregon on the Industrial Revenue Bonds ("IRBs") issued by Aeroscientific-
Oregon, eliminated all liens that the senior lenders had against the Company.

     As described in the Company's filing with the Securities and Exchange Commission on Form 8-K, consideration for the sale of Aeroscientific-Oregon's assets to Yamamoto included approximately $9,200,000 in cash and assumption of approximately $300,000 of capitalized lease obligations. Aeroscientific-Oregon retained its trade accounts receivable and trade accounts payable.

Disposal of the Company's A.J. Electronics, Inc.'s operation:
In
August 1994, after three months of arduous review, the Small Business Administration Disaster Assistance Division ("SBA") denied
A.J. Electronics, Inc.'s ("A.J.") request for economic financial assistance that was made as a result of physical damage suffered in the January 1994 Northridge earthquake. Costs incurred as result of the earthquake exceeded $500,000 not including the impact from lost business and costs to rebuild new business. A.J. was unable to recover from the disastrous effects of the Northridge, California earthquake and incurred substantial operating losses and cash outlays since the January earthquake. In A.J.'s financial plan it predicted that it would not fully recover economically until sometime in fiscal 1996. Management reviewed the situation at A.J. immediately after the decision by the SBA and concluded that A.J. would be a substantial economic burden on the consolidated group without financial assistance considering the limited working capital available to the Company.

As a result, management committed to a formal plan to liquidate and sell the Company's A.J. segment. The proposed plan included preparing revised forecasts that show an eventual sale of the business, preparation of "WARN" Act notices to all employees, preliminary discussions with landlords for termination of property lease commitments and contracting with an investment banking source to act as agent to find a potential buyer for A.J. The plan for disposal was reviewed and approved by DDL's Board of directors in its September 1, 1994 board meeting.

At December 31, the Company had negotiated an agreement to sell virtually all of A.J.'s operating assets to Raven Technologies, Inc. (Raven). The sale was completed on January 17, 1995. As described in the Company's filing with the Securities and Exchange
Commission on Form 8-K, A.J. sold substantially all of its assets to Raven for a purchase price of approximately $662,000 and Raven's assumption of approximately $300,000 in capitalized lease obligations. Raven also assumed the sales tax obligation associated with the sale that approximated $79,000. A.J. entered into a non-competition agreement with Raven that prevents A.J., but not the Company or any of its other subsidiaries, from engaging in contract manufacturing in competition with Raven.

A.J. is a separate corporation and is DDL's only U.S. electronic contract manufacturing (ECM) operation. Although DDL has an ECM operation in Europe, the two ECM companies do not co-mingle significant amounts of business due to substantial geographic boundaries, industries served and/or services provided. A.J.'s current period loss and expected losses to be incurred up to and through the ultimate liquidation of all of A.J.'s assets, were recorded as a restructuring charge of approximately $140,000. This includes, as of December 31, 1994, costs associated with the write down of A.J.'s inventories and fixed assets to their value as provided in the Raven Purchase Agreement, and accrual of liquidation costs of approximately $233,000. Virtually all employees of A.J. were terminated as a result of the sale.


NOTE 2 - INVENTORIES

Inventories are comprised of the following:
                              December 31,       June 30,
                                  1994             1994
Raw materials                 $1,096,000          $3,167,000
Work in process                  296,000             864,000
Less reserves                   (136,000)           (384,000)

                              $1,256,000          $3,647,000

NOTE 3 - FINANCING ARRANGEMENTS

Subordinated debt:

The Company has previously issued 7% and 8-1/2% Convertible Subordinated Debentures ("CSDs"). On December 31, 1992 and in May
and June, 1993, pursuant to privately negotiated transactions, holders of $5,411,000 principal amount of the Company's 7% CSDs and
$3,294,000 principal amount of its 8-1/2% CSDs exchanged the CSDs for units consisting of common stock and warrants to purchase stock in the future.  The exchanges resulted in the issuance of
5,034,136
shares of common stock and 2,593,657 warrants to purchase common stock. In July 1993, holders of 91% of the outstanding warrants exercised such warrants generating net cash proceeds of approximately $3,450,000. The remaining 223,509 warrants outstanding are exercisable at $2.25 per share and originally were to expire on October 31, 1994, which date was extended to August 31, 1995. The Company can accelerate the termination date of the warrants if the closing market price of the common stock for 10 business days within any 20 business day trading period is at least
$3.00 per share. The warrants are separately tradable. The Company may effect similar exchanges with holders of the remaining outstanding debentures in the future.

Senior debt agreements:

Amended term loan and IRB agreements: In June 1992, long-term amendments to Sanwa's term loan and Tokai's letter of credit agreements were finalized, eliminating default conditions and extending the due date of the term loan owed to Sanwa until May 1,
1995 and ultimately extending Tokai's letter of credit until May
1,
1995.

As previously noted, Sanwa's term loan was paid off and a termination agreement was entered into as of December 29, 1994 that released all of Sanwa's liens against the Company. As part of the pay off Sanwa accepted a cash payment of $4,500,000 in full and complete satisfaction of outstanding debt owed by the Company to Sanwa; such debt included approximately $6,848,000 of principal, approximately $93,000 of accrued but unpaid interest and any other accrued but unpaid costs and expenses associated with Sanwa's financing. Sanwa's payoff was accounted for in accordance with Financial Accounting Standard No. 15, "Accounting by Debtors and Creditors in Troubled Debt Restructuring" (FAS 15). Under FAS 15 the payoff resulted in an extraordinary gain of $2,441,000, representing the difference between Sanwa's outstanding balance and what was paid by the Company as settlement.

The Company offset the full $5,300,000 of IRBs through defeasance and redeemed the bonds effective February 1, 1995. The defeased funds, plus approximately $68,000 for prepaid interest, was invested in treasury securities that provided a return that slightly exceeded the interest charged on the defeased bonds.
The
Company received full return of the prepaid interest. Both Tokai and the IRB Trustee signed termination agreements that released liens on all assets owned by the Company.

Series B Convertible Preferred Stock:

On October 18, 1993, the Company and the Industrial Development Board for Northern Ireland ("IDB-NI") entered into and consummated an agreement whereby the IDB-NI purchased 450 shares of the Company's Series B preferred stock for 450,000 British pounds sterling (approximately
$675,500). The preferred stock is convertible into the Company's common stock at $2.02 per common share, will accrue no dividend and will have a preference in liquidation of $1,530 per share, or a total of $688,500. Proceeds from the IDB-NI's investment were used to support working capital needs of the Company's Northern Ireland operations.

Private Placement of Common Stock Under Regulation S:

In October 1994, the Company privately placed 760,000 shares of its
common stock with a foreign investor.  The sale of stock was exempt
from registration under Regulation S of the Securities Act of
1933
as well as other available exemptions. Net proceeds from the transaction were approximately $980,000. The Company plans to use the proceeds for general operating purposes.

NOTE 4 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:

                                    Six months ended
                                       December 31,
                                     1994      1993

Interest paid                      $656,000  $540,000


"Net change in operating working capital" is comprised of the following: (Changes in operating working capital accounts may not equal differences derived by comparing balance sheet accounts due to fluctuations in the exchange rate between reported balance sheet dates.)

                                             Six months ended
                                               December 31,
                                           1994           1993
Decrease in accounts receivable        $  602,000     $1,680,000
Decrease in inventories                 2,411,000      2,027,000
Decrease (increase) in prepaid expenses   (94,000)       689,000
Decrease in accounts payable              (83,000)
(3,411,000)
Decrease in accrued payroll and
employee benefits                        (313,000)
(314,000)
Decrease in other accrued liabilities    (131,000)
(45,000)

Net decrease in operating working
     capital                           $2,392,000      $ 626,000


Supplemental schedule of noncash investing and financing activities:

                                                Six months ended
                                                  December 31,
                                                1994        1993
Capital expenditures financed by
lease obligations                            $ 54,000    $ 94,000

7% Convertible Subordinated Debentures
converted to equity                            20,000      59,000

NOTE 5 - PROFORMA FINANCIAL INFORMATION:

If the Company's December 31, 1994 consolidated balance sheet were restated to reflect the impact of A.J.'s sale on a proforma basis, total other assets would increase by $481,000 representing A.J.'s net assets held for sale. Correspondingly, inventories would reduce by $100,000, and net property plant and equipment would decrease by $693,000. Reductions in consolidated liabilities for capitalized lease obligations assumed by Raven include $113,000 in current portion of long-term debt and $199,000 of long term debt.

The following is the Company's restated pro forma consolidated operating results for the three month and six month periods ended
December 31, 1994 and 1993, respectively, excluding
Aeroscientific-
Oregon's and A.J.'s results of operations and excluding any gain from the subsidiaries' sale of assets:


Numbers in thousands, except per share amounts:

                                    3 Months  6 Months  3 Months
6 Months
Sales                        $ 4,313  $ 7,829   $ 5,354  $10,953

Total operating costs          4,545    8,705     5,725   11,802

Operating loss                  (232)    (876)     (371)
(849)

Nonoperating Income &
expense net                         (210)    (389)     (149)
(268)

Loss before
extraordinary item              (442)  (1,265)    (520)   (1,117)

Extraordinary Item - Gain
on debt extinguishment         2,441    2,441        0         0

Net Income (loss)            $ 1,999    1,176     (520)
(1,117)

Earnings (loss) per share:
Loss before
extraordinary item           ($0.03)  ($0.08)  ($0.03)  ($0.07)
Extraordinary item             0.15     0.16        0        0
                                      $0.12    $0.08   ($0.03)
($0.07)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month and Six Month Periods Ended December 31, 1994, and
1993

Consolidated sales for the three month and six month periods ended
December 31, 1994 were $7,654,000, and $16,594,000, respectively.
This represents a decrease over the same periods last year of $6,266,000 and $11,575,000 respectively. The Company's sales decrease for the quarter and the year to date are due to lower sales volume at the Company's domestic and European Electronic Contract Manufacturing ("ECM") operations.

The Company's ECM group experienced a $6,197,000 sales decrease for
the current quarter and a sales decrease for the six months of $12,244,000. Most of the decline was from A.J. Electronics, Inc. ("A.J."), the Company's United States ECM operation. A.J.'s continuing operations were severely damaged by the January 17, 1994
Northridge earthquake. Since the earthquake A.J. met its existing customer commitments, but lost new business from existing customers and potential customers while the plant was being reconstructed. The Company filed for disaster relief financing from the Small Business Administration's ("SBA") Disaster Assistance Division, but that was denied in August of 1994. Because of A.J.'s substantial decline in business, cash outflow and no opportunity for relief financing, Management committed to the shutdown and liquidation and sale of A.J. in August 1994. A.J. ceased all business activities in November. During the period sales also declined at the Company's European ECM operation because of an interruption in business from a major customer. However, backlog at the end of the quarter for existing and new customers more than doubled since the end of the first fiscal quarter. The ECM industry, in general, has experienced increased customer demand as customers move away from captive or in house ECM capabilities and out source production. At the same time, the number of ECM service providers is growing, thus increasing competition, keeping margins low and forcing sudden changes in the ECM groups customer base.

Sales at the Company's printed circuit board ("PCB") operations improved for the six month period, but worsened in the second quarter entirely due to sales declines at the Company's domestic PCB facility. Sales for the six month period were better by $357,000, while sales for the quarter were $189,000 lower than the same period last year. The Company's PCB business continued to be adversely affected by underutilization of its existing capacity.

Consolidated gross margin (sales less cost of goods sold) improved by $706,000 to $557,000 in the current quarter as compared to last year's second quarter. Gross margin for the six month period improved by $624,000 to $881,000 compared to the same period last year. Increases in gross margins are due to changes made at the Company's PCB operations. The Company's PCB operations gross margins for the second quarter and six months were $213,000 and $593,000, respectively, improvements over the same periods last year of $819,000 and $1,407,000, respectively. The PCB group's improvements in gross margin reflect managements efforts to increase margins on new orders and improve plant efficiency. ECM gross margins for the quarter and six month period were down due to sales declines and lost capacity mainly attributable to A.J.'s shutdown. These declines resulted in a drop in the ECM groups gross margin for the quarter and six months of $114,000 and $783,000, respectively as compared to prior year. ECM gross margins are expected to improve with the elimination of A.J.'s operations and increased shipments from greater backlog at the Company's European ECM operation.

The Company's consolidated operating loss for the quarter and six months were $948,000 and $3,525,000, respectively. This represents an improvement for the quarter of $1,155,000 compared to last year's second quarter operating loss, and reflects improved margins in the Company's PCB segment. For the six months, the Company's operating loss was $48,000 worse than in fiscal 1994. The current period operating loss includes $1,173,000 of restructuring charges recognized for A.J.'s shutdown and ultimate disposal of assets. The year to date fiscal 1995 consolidated operating loss is lower than last year's loss by $1,125,000 when A.J.'s restructuring charge is excluded from the Company's operating loss. This lower operating loss is the result of improved gross margins at the Company's PCB operations and lower selling, general and administrative costs at the Company's subsidiaries.

The Company's domestic PCB production formerly took place in its Beaverton, Oregon Aeroscientific Corp. ("Oregon") facility. Oregon sold its facility, all equipment and inventory to Yamamoto Manufacturing (USA), Inc. ("Yamamoto") on December 29, 1994. The sale resulted in a gain of $3,374,000. That offset Oregon's year to date net loss and provided Oregon net income for the year of $2,599,000. Oregon's fiscal 1995 revenues, up to its sale to Yamamoto, were $5,309,000, a decline of $421,000 from last year. Competitive market conditions and Oregon's drive for increased margins limited growth in sales volume. Oregon's operating loss for the six month period was $617,000, a $1,160,000 improvement over the same period in fiscal 1994. The improved operating margin is partly attributed to a change in Oregon's production management team that has generated improved yields and higher margins since the end of the Company's fiscal year. Improved margins are also due to a change in customer mix, where Oregon concentrated its marketing efforts on higher margin prototype and quick turn business.

Sales for A.J. were $3,507,000, from July 1, 1994 through its shut down in November. This represents a decline of $8,343,000 from the six month period last year. A.J. struggled with the effects from last January's earthquake which temporarily impaired A.J.'s ability to service existing customers and win new business. In addition, A.J.'s major customer, Dataproducts, materially reduced its firm order requirements and subsequently terminated all remaining order requirements in fiscal 1994. Sales to Dataproducts in the first half of fiscal 1994 represented 47.5% of A.J.'s first half sales. The loss of Dataproducts, A.J.'s inability to successfully secure new business and its ultimate shut down account for the substantial reduction in fiscal 1995 sales. A.J. previously filed a claim against Dataproducts for recovery of costs associated with excess inventory that resulted from Dataproducts' cancellation of contractual purchase orders. Approximately $250,000 was in dispute. Dataproducts filed a counter claim that, among other things, asserted that A.J. breached its contract with Dataproducts and sought approximately $400,000. The Dataproducts litigation was settled on February 10, 1995 with Dataproducts dismissing its counter claim and paying A.J. $150,000 in settlement of A.J.'s claim.

Sales in U.S. dollars at the Company's Northern Ireland PCB facility, Irlandus Circuits, Ltd. ("Irlandus"), were $2,429,000 in the second quarter of fiscal 1995, an improvement of $260,000, or 12%, from the same period last year. Year to date sales are up $778,000 to $4,644,000 or a 20% increase over last year. Fiscal 1995 second quarter sales at the Company's Northern Ireland ECM facility, DDL Electronics, Ltd. ("DDL-E"), were $1,833,000, a decline of $1,301,000, or 40.9% from last year's second quarter. Year to date sales are down $3,901,000 or 55% compared to last year. Despite this decline in sales volume, DDL-E has improved its operating efficiencies and margins creating a $21,000 second quarter profit. DDL-E increased its consigned orders in fiscal 1995. Consigned business uses more of the ECM's service without requiring the ECM to acquire material for production. This correspondingly reduces sales and cost of sales without affecting gross margin. Margins have also improved due to improved materials acquisition pricing and increased productivity. Combined European sales for the quarter and the first six months, as stated in dollars, were 19.4% lower and 28.5% lower, respectively, than in the same periods last year. Combined sales in pounds sterling for the second quarter and first half of the year were 24.5% lower and
31.8% lower, respectively, than last year with the additional difference caused by the change in translation rate from last year.
Irlandus' and DDL-E's combined gross margin (after government grant subsidies) for the second quarter and six months were $592,000 and
$660,000, respectively. This is a $165,000 improvement for the current quarter and almost no change for the six month period. DDL-E experienced a $327,000 decline in gross margin for the first six months caused by absorption of operating costs over a lower sales volume. Irlandus' gross margin for the same period improved by $339,000 on higher sales and improved product pricing. The average U.S. dollar/pound sterling translation rates for the six month periods ended December 31, 1994 and 1993 were $1.57/British pound sterling and $1.50/British pound sterling, respectively.

Consolidated administrative and selling expenses for the second quarter and six months of fiscal 1995 declined by $449,000 and $501,000, respectively, as compared to the same periods last year.
Reduced operating expenses for the period were primarily due to reduced employee costs at A.J. as that operation was down sized, and lower employee costs at DDL-E caused by reduced staffing levels as a result of lower sales activity. The Company's Corporate costs are also lower due to lower legal costs and continued cost containment measures.

Nonoperating income and expense items include the gain from sale of
Oregon's facility. Other components include interest income that declined for the year due to lower levels of investible funds, and interest expense that has increased due to a 2% rise in the prime lending rate over last year. As a result of the Company's payoff of senior debt at December 31, future quarterly interest expense is expected to decline by approximately $200,000.

The Company's consolidated net income for the current period includes an extraordinary gain of $2,441,000, or $0.16 per share. The extraordinary gain resulted from Sanwa's partial forgiveness of the Company's debt obligation as part of the senior debt payoff and termination. The transaction was accounted for in accordance with
Statement of Financial Accounting No. 15, "Accounting by Debtors and Creditors in Troubled Debt Restructuring," and accordingly, the gain was treated as extraordinary. Improvements, before extraordinary gain, in the second quarter net income and six month net loss are impacted by Oregon's gain on sale of assets. Excluding the extraordinary gain and gain from the sale of Oregon assets, the second quarter is better than last year's by $1,095,000. For the six months the loss is worse than last year's by $198,000. Overall the Company saw significant improvements in operations in the second quarter in Europe and continued improvement at Oregon. A.J.
had little impact on opera-tions, except for the $1,173,000 restructuring charge recognized as of the first quarter.

Liquidity and Capital Resources

For the six months ended December 31, 1994, cash and cash equivalents decreased by $494,000. As illustrated in the Consolidated Statement of Cash Flows, this decrease in cash included the following:

   1. $754,000 was used for operating activities, principally to fund continued operating losses, offset by cash provided by a reduction in working capital (mostly from a reduction in current assets attributable to the sale of the Company's domestic subsidiaries' assets).

   2. Investing activities provided $9,157,000 which resulted primarily from the sale of capital equipment at Aeroscientific-Oregon.

   3. Financing activities required $8,928,000 of cash which was used for payoff of debt obligations (primarily senior debt as previously discussed). Funds were provided from financing activities through issuance of common stock pursuant to Regulation S.


The Company currently has no working capital lines of credit. In July 1993, the Company raised $3.45 million (net of expenses) from the exercise of outstanding warrants to purchase the Company's common stock. In October 1993, the Company and the IDB-NI reached an agreement whereby the IDB-NI purchased 450 shares of a new Series B Preferred Stock for 450,000 British pounds sterling (approximately $675,000).
The funds invested by the IDB-NI were used for working capital
and
other needs of the Company's Northern Ireland subsidiaries. In October 1994 the Company privately placed 760,000 shares of its common stock with a foreign investor. The sale of stock was exempt from registration under Regulation S of the Securities Act of
1933
and other available exemptions. Net proceeds from the transaction were approximately $980,000. The Company plans to use the proceeds for general operating purposes.

The Company's primary source of liquidity is its cash balances which amounted to $2,046,000 at December 31, 1994. Components of working capital decreased by $2,485,000 during the first six months ended December 31, 1994. The resulting increase in funds available for use in operations came principally from a decrease in inventories and accounts receivable as a result of the sales of assets at both Aeroscientific and A.J (Although accounts receivable were not sold, they did decline as a result of the disposition of the businesses). The sale of Aeroscientific Oregon's assets to Yamamoto generated $9,200,000 in cash proceeds. These funds plus the Company's own cash balances were used to retire approximately $9,800,000 of the Company's senior debt. The payoff of senior debt combined with the $2,241,000 extraordinary gain from debt forgiveness completely retired the $12,241,000 owed to the Company's senior lenders.

Additionally, the Company reached a non-binding agreement to exchange the debt of participants of a supplemental retirement program for 600,000 warrants to purchase common stock in 1996-1998 under certain defined contract rights. The initial impact of a completed transaction would be a reduction of DDL's long term debt by approximately $1,800,000 with the final impact of up to $3,000,000 of long term debt reduction. While the agreement is non-binding, the Company expects it would seek to consummate such a transaction on consummation of a separate transaction involving a merger, sale of assets or the like.

At June 30, 1990, the Company had a $13,000,000 line of credit with
Sanwa. There were no outstanding borrowings under the line at that date. The Sanwa line of credit agreement was scheduled to expire on October 31, 1990. Prior to the expiration date, the Company borrowed $12,889,000 under this line and, as permitted by the credit agreement, exercised its option to convert the total borrowings to a five-year term loan. The term loan bore interest at Sanwa's prime rate, and required monthly payments equal to 1/60th of the original principal balance (approximately $215,000) plus accrued interest, commencing in November 1990.

In May 1986, $9,100,000 of industrial revenue bonds ("IRBs") were issued on behalf of Aeroscientific-Oregon to finance construction of a PCB fabrication plant in Beaverton, Oregon. Payment of interest and principal on the IRBs was made pursuant to the terms of a letter of credit issued by The Tokai Bank, Ltd. ("Tokai") to First Interstate Bank of Oregon, N.A. ("IRB Trustee"). Aeroscientific-Oregon's obligation to reimburse Tokai for interest and principal drawdowns on the letter of credit was secured by a first trust deed on its property in Beaverton and was guaranteed by the Company.

In June 1992, the Sanwa and Tokai agreements were amended, eliminating covenants the Company was not able to meet. The due date of the term loan owed to Sanwa was ultimately extended until May 1, 1995. The Tokai letter of credit was extended until May
1,
1995.

Sanwa's term loan was paid off and a termination agreement entered as of December 29, 1994 that released all of Sanwa's liens against the Company. As part of the pay off Sanwa accepted a cash payment of $4,500,000 in full and complete satisfaction of outstanding debt owed by the Company to Sanwa; such debt included approximately
$6,848,000 of principal, approximately $93,000 of accrued but unpaid interest and any other accrued but unpaid costs and expenses associated with Sanwa's financing. Sanwa's payoff was accounted for in accordance with Financial Accounting Standard No. 15, "Accounting by Debtors and Creditors in Troubled Debt Restructuring" (FAS 15). Under FAS 15 the payoff resulted in an extraordinary gain of $2,441,000, representing the difference between Sanwa's outstanding balance and what was paid by the Company as settlement.

The Company offset the full $5,300,000 of IRBs through defeasance and redeemed the bonds on February 1, 1995. The defeased funds, plus approximately $68,000 for prepaid interest, is being invested in treasury securities that provide a return that slightly exceeds the interest charged on the defeased bonds. The Company expects full return of the prepaid interest. Both Tokai and the IRB Trustee signed termination agreements that released liens on all assets owned by the Company.

On December 31, 1992, and in May and June 1993, pursuant to privately negotiated transactions, holders of $5,411,000 principal amount of the Company's 7% CSDs and $3,294,000 principal amount of its 8-1/2% CSDs exchanged the CSDs for units consisting of common stock and warrants to purchase stock in the future. The contracts also eliminated the interest payment due November 16, 1992, on the exchanged 7% CSDs. The exchanges resulted in the issuance of 5,034,136 shares of common stock and 2,593,657 warrants to purchase common stock. In July 1993, holders of 91% of the outstanding warrants exercised such warrants generating net cash proceeds of approximately $3,450,000. The remaining 223,509 warrants outstanding are exercisable at $2.25 per share and were originally scheduled to expire on October 31, 1994, which date was extended to
August 31, 1995. The Company can accelerate the termination date of the warrants if the closing market price of the common stock for
10 business days within any 20 business day trading period is at least $3.00 per share. The warrants are separately tradable.
The
Company may effect similar exchanges with holders of the remaining outstanding debentures in the future.

In January 1994, the Company announced that its Board of Directors had approved a plan to identify and pursue strategic acquisition, merger and consolidation candidates. The Company has proceeded to initiate discussions with private and public opportunities identified after this announcement.

The achievement of operating profitability remains the most significant challenge in generating sufficient cash to ensure the Company's long-term viability. No assurance can be given that the
Company will reach operating profitability, or that cash generated from asset sales or other means will be adequate to fund future cash needs. It is important for the Company to succeed in an operations turnaround and/or acquire an entity that will provide positive cash flow if the Company is to achieve the liquidity necessary to ensure continuance of operations for the longer term.
Management believes that recent debt reductions and progress towards profitable operation will greatly improve prospects for completion of a merger or acquisition transaction.

                                  PART II
                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company currently has pending a lawsuit filed by the former landlord of one of the Company's subsidiaries. The lawsuit was filed to recover approximately $280,000 representing amounts owed under a settlement agreement for a terminated building lease.
The Company has previously recorded on its books the full amount owing under the settlement agreement and is negotiating payment terms to avoid protracted litigation.

ITEM 5.  OTHER INFORMATION

The Company's Aeroscientific Corp. subsidiaries have used chemicals in the manufacture of its products that are classified by the United States Environmental Protection Agency ("EPA") as hazardous substances. The Company is aware of certain chemicals that exist in the ground at its leased 1240-1244 South Claudina Street, Anaheim, California, facility. The Company has notified the appropriate governmental agencies and is proceeding with remediation and investigative studies regarding soil and groundwater contamination. The Company believes that it will be required to implement a continuing remedial program for the site, the cost of which is currently unknown. The Company believes that the resolution of these matters will require a significant cash outlay and the Company has reserved $340,000 in its financial statements at December 31, 1994, as an estimate of its portion of the clean-up costs. On July 2, 1993, the Company and Aeroscientific Corp. entered into an agreement to share the costs of environmental remediation with the landlord at the Anaheim facility.

   The Company's Aeroscientific-Anaheim subsidiary has received notice from the EPA, that it is regarded as a potentially responsible party ("PRP") under federal environmental laws in connection with a waste disposal site known as the "Stringfellow Superfund Site" in Riverside County, California, which is presently being considered by governmental authorities for remediation. Aeroscientific has been named as a third party defendant by other PRPs in a case brought by the United States Government concerning this site. Aeroscientific has also been named as a defendant together with a large number of PRPs in a civil action filed by the residents and homeowners adjacent to the Stringfellow site. The information developed during discovery and investigation thus far indicates that Aeroscientific supplied relatively small amounts of waste to the site as compared to the many other defendants. The Company and other small polluters, as a separate class, have entered into settlement negotiations with the EPA. As part of the currently proposed Settlement Agreement, small polluters would pay a fixed amount plus an amount that varies based on volume of material dumped at the site. Under these guidelines, the Company's probable liability will be $128,000. Final settlement and timing of payment are currently undeterminable, and no assurances can be given that any settlement will be achieved. The Company has accrued a liability of $120,000 to cover the expected settlement costs. Any further remedial costs or damage awards in these cases may be significant and management believes that the Company's allocated share of such costs or damages could have a material adverse effect on the Company's business or financial condition. The actions are still in the pre-trial and discovery stages and a prediction of outcome is difficult. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon Aeroscientific for damages which may be awarded. Total estimated cleanup costs for the Stringfellow site have been estimated at $600 million. The Company's possible range of liability is undeterminable, and the reliability and precision of estimated cleanup costs are subject to a myriad of factors which are not currently measurable. The timing of any future payments are uncertain at this time, except for that amount already recorded by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:


Sequentially
Exhibit
Numbered
Number           Description
Page


11    Statement regarding computation of earnings per
      share
  19

27    Financial data schedule submitted by electronic filer
  ______


b. Reports on Form 8-K:

On December 29, 1994, a Form 8-K was filed pursuant to Item 2, Acquisition or Disposition of Assets, for the sale of substantially all the assets of the Company's subsidiary, Aeroscientific Corp. to Yamamoto Manufacturing (USA), Inc. The filing also included Item 5, Other Events, regarding the termination and payoff of amounts owed to the Company's senior lenders.

On January 3, 1995, a Form 8-K was filed regarding a press release announcing that the Company had retired its senior debt and had sold its Beaverton, Oregon printed circuit operations to Yamamoto Manufacturing (USA), Inc.

On January 17, 1995, a Form 8-K was filed pursuant to Item 2, Acquisition or Disposition of Assets, for the sale of substantially all of the assets of the Company's subsidiary, A.J. Electronics, Inc., to Raven Technologies, Inc. The 8-K also included Item 5, Other Events, for the press release announcing such sale.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  February 13, 1995         /s/ M. Charles Van Rossen
        Date                    M. Charles Van Rossen
                           (Principal Financial Officer
                            and duly Authorized Officer)