Form 10-Q
period 1995-03-31
DDL ELECTRONICS INC
filed 1995-05-15
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-Q


     (Mark One)

     [x] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1995, or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                        to

Commission File Number: 1-8101

Exact Name of Registrant as Specified in Its Charter: DDL
Electronics,
Inc.

State or Other Jurisdiction of Incorporation or Organization:
Delaware

I.R.S. Employer Identification No.: 33-0213512


Address of Principal Executive Offices:  7320 SW Hunziker Road
Suite
#300, Tigard, Oregon  97223-2302

Registrant's Telephone Number, Including Area Code:  503/620-1789



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90
days.

Yes [X]       No   [ ]



The registrant had 15,908,504 shares of Common Stock outstanding as of May 5, 1995.

       PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      DDL ELECTRONICS, INC. AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEET
        (Unaudited, Except June 30, 1994)

                                     March 31,         June 30,
                                       1995              1994
          ASSETS
CURRENT ASSETS
Cash and cash equivalents          $  2,389,000     $  2,540,000

Accounts receivable                   4,149,000        5,600,000
Inventories                           2,223,000        3,647,000
Prepaid expenses                        264,000          231,000

        Total current assets          9,025,000       12,018,000

PROPERTY, EQUIPMENT AND IMPROVEMENTS, AT COST

Land                                       -           1,101,000
Buildings and improvements            5,306,000        8,670,000
Plant equipment                       9,444,000       22,499,000
Office and other equipment            1,226,000        1,508,000
Construction in progress                  -               60,000

                                     15,976,000       33,838,000

Less: accumulated depreciation
and amortization                   (12,669,000)     (23,196,000)

Property, equipment
and improvements, net                 3,307,000       10,642,000

        OTHER ASSETS
        Total other assets              447,000          598,000

                                   $ 12,779,000     $ 23,258,000

See accompanying Notes to Unaudited Consolidated Financial
Statements.

                 DDL ELECTRONICS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                               (Continued)
                    (Unaudited, Except June 30, 1994)

                                        March 31,        June 30,
                                          1995              1994
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt    $     749,000   $13,524,000
Accounts payable                         4,980,000     5,086,000
Accrued payroll
and employee benefits                      728,000       994,000
Other accrued liabilities                1,344,000     1,673,000


Total current liabilities                7,801,000    21,277,000

LONG-TERM DEBT
7% Convertible Subordinated
Debentures, less current portion           729,000       775,000
8-1/2% Convertible Subordinated
Debentures                               1,580,000     1,580,000
Notes payable, capitalized lease
obligations and other long-term debt,
less current portion                     4,449,000    4,515,000

 Total long-term debt                    6,758,000    6,870,000

STOCKHOLDERS' DEFICIT
Preferred stock                               -            -
Common stock                               153,000      145,000
Additional paid-in capital              20,647,000   19,646,000
Accumulated deficit                    (21,782,000) (23,673,000)
Foreign currency
translation adjustment                    (798,000)  (1,007,000)

Total stockholders' deficit             (1,780,000)  (4,889,000)

                                      $ 12,779,000  $ 23,258,000

See accompanying Notes to Unaudited Consolidated Financial
Statements.

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
                                       Nine Months Ended
                                        March 31,
                                    1995        1994
SALES                         $ 22,673,000   $39,512,000

COSTS AND EXPENSES
Cost of goods sold              20,629,000    39,178,000
Administrative and selling
expenses                         4,146,000     5,729,000
Restructuring charges            1,173,000           -

                                25,948,000     44,907,000

OPERATING LOSS                  (3,275,000)    (5,395,000)

NONOPERATING INCOME (EXPENSE)
Investment income                   85,000        128,000
Interest expense                  (767,000)      (804,000)
Gain on sale of assets           3,374,000          2,000
Other income                        33,000         34,000

                                 2,725,000       (640,000)

LOSS BEFORE INCOME TAXES
& EXTRAORDINARY ITEM              (550,000)    (6,035,000)

INCOME TAXES                        -                -

LOSS BEFORE EXTRAORDINARY ITEM    (550,000)    (6,035,000)

EXTRAORDINARY ITEM
Gain on debt extinguishment      2,441,000          -

NET INCOME (LOSS)             $  1,891,000    $(6,035,000)

PRIMARY EARNINGS (LOSS) PER SHARE:
Loss before extraordinary item      ($0.03)       ($0.40)

Extraordinary item                   $0.15        -

                                     $0.12         ($0.40)

AVERAGE NUMBER OF PRIMARY
COMMON AND COMMON
SHARE EQUIVALENTS                15,790,737     15,104,839

See accompanying Notes to Unaudited Consolidated Financial
Statements.

DDL ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                Three Months Ended
                                     March 31,
                                1995             1994
SALES                     $  6,079,000      $ 11,343,000

COSTS AND EXPENSES
Cost of goods sold           4,916,000        11,266,000
Administrative and
selling expenses               913,000         1,995,000

                             5,829,000        13,261,000

OPERATING INCOME (LOSS)        250,000        (1,918,000)

NONOPERATING INCOME (EXPENSE)
Investment income               28,000             60,000
Interest expense              (111,000)          (247,000)
Gain on sale of assets             -                2,000

                               (83,000)          (224,000)

INCOME (LOSS) BEFORE
INCOME TAXES                   167,000         (2,142,000)

INCOME TAXES                       -                 -


NET INCOME (LOSS)          $   167,000       $ (2,142,000)

PRIMARY EARNINGS (LOSS) PER SHARE:
Net income (loss) per share      $0.01             ($0.14)

AVERAGE NUMBER OF PRIMARY
COMMON AND COMMON SHARE
EQUIVALENTS                 16,012,801         15,305,736

See accompanying Notes to Unaudited Consolidated Financial
Statements.

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                      Nine Months Ended March 31,
                                         1995               1994
Cash flows from operating activities:
Net income (loss)                    $  1,891,000    $(6,035,000)
Adjustments to reconcile net
loss to net cash used by
operating activities

Depreciation and amortization            1,220,000     2,362,000
Gain on debt extinguishment             (2,441,000)      (34,000)
Gain on sale of property and
other assets                            (3,377,000)       (1,000)
Value of variable stock options granted       -            8,000
Net decrease in operating
working capital                          2,064,000     1,908,000
Decrease in deposits and other assets        2,000        26,000
Benefit of noncapital grants               (33,000)     (149,000)
Net cash used by operating activities     (674,000)   (1,915,000)

Cash flows from investing activities:
Capital expenditures                      (243,000)     (532,000)
Proceeds from disposition of
capital assets                           9,997,000        15,000

Net cash provided (used) by investing
activities                               9,754,000      (517,000)

Cash flows from financing activities:
Proceeds from long term debt            166,000           73,000
Reductions of long-term debt        (10,603,000)      (1,497,000)
Net proceeds from exercise
of stock warrants                          -           3,455,000
Proceeds from stock option exercise        9,000          93,000
Proceeds from government grants          200,000         266,000
Proceeds from issue of Series-B
Preferred stock                            -             675,000
Proceeds from common shares issued
pursuant to Regulation S               980,000              -
Net cash provided (used) by financing
activities                             (9,248,000)     3,065,000

Effect of exchange rate changes on cash    17,000        (34,000)

Increase (decrease) in cash and cash
equivalents                              (151,000)       599,000

Cash and cash equivalents at
beginning of period                      2,540,000      2,768,000

Cash and cash equivalents at
end of period                           $2,389,000     $3,367,000

See accompanying Notes to Unaudited Consolidated Financial
Statements.

DDL ELECTRONICS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED
CONSOLIDATED
       FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

In the opinion of the Company's management, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1994), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1995 and June 30, 1994, and the results of operations and the cash flows for the three month and nine month periods ended March 31, 1995 and 1994.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as March 31 for clarity of presentation. The actual periods ended on March 31, 1995 and April 1, 1994. Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Annual Report to Stockholders as filed with the Securities and Exchange Commission on or about September 30, 1994.

Certain reclassifications have been made to the fiscal 1994 interim financial statements included herein to conform with presentation for fiscal 1995.

Retirement of the Company's Senior Debt:

On December 29, 1994 DDL Electronics, Inc. ("DDL") successfully consummated an integrated plan to pay off all of the Company's senior debt. The retirement of over $12,000,000 in debt was completed in conjunction with the Company's sale of certain assets of its Aeroscientific Corp. Oregon ("Aeroscientific-Oregon") subsidiary to Yamamoto Manufacturing
(USA), Inc. ("Yamamoto"). The termination agreements with Sanwa Bank California ("Sanwa") covering Sanwa's term loan to the Company, and The Tokai Bank Ltd. ("Tokai") for its letter of credit issued to First Interstate Bank of Oregon, N.A. ("IRB Trustee"), as trustee for the state of Oregon on the Industrial Revenue Bonds ("IRBs") issued by Aeroscientific-Oregon, eliminated all liens that the senior lenders had against the Company.

As described in the Company's filing with the Securities and Exchange Commission on Form 8-K, on or about January 3, 1995, consideration for the sale of Aeroscientific-Oregon's assets to Yamamoto included approximately $9,200,000 in cash and assumption of approximately $300,000 of capitalized lease obligations. Aeroscientific-Oregon retained its trade accounts receivable and trade accounts payable.

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

As a result, management committed to a formal plan to liquidate and sell the Company's A.J. segment. The proposed plan included preparing revised forecasts that reflect an eventual sale of the business, preparation of "WARN" Act notices to all employees, preliminary discussions with landlords for termination of property lease commitments and contracting with an investment banking source to act as agent to find a potential buyer for A.J. The plan for disposal was reviewed and approved by DDL's Board of Directors in its September 1, 1994 Board meeting.

On January 17, 1995, the Company sold virtually all of A.J.'s operating assets to Raven Industries, Inc. ("Raven"). As described in the Company's filing with the Securities and Exchange Commission on Form 8-K, on January 25, 1995, A.J. sold substantially all of its assets to Raven for a purchase price of approximately $662,000 and Raven's assumption of approximately $300,000 in capitalized lease obligations. Raven also assumed the sales tax obligation associated with the sale that approximated $79,000. A.J. entered into a non-competition agreement with Raven that prevents A.J., but not the Company or any of its other subsidiaries, from engaging in contract manufacturing in competition with Raven.

A.J. is a separate corporation and was DDL's only U.S. electronic contract manufacturing (ECM) operation. Although DDL has an ECM operation in Europe, the two ECM companies did not co-mingle significant amounts of business due to substantial geographic boundaries, industries served and/or services provided. A.J.'s expected losses to be incurred up to and through the ultimate liquidation of A.J., were recorded as a restructuring charge as of December 31, 1994 in the amount of approximately $1,173,000. Virtually all employees of A.J. were terminated as a result of the sale.


NOTE 2 - INVENTORIES

Inventories are comprised of the following:
                                March 31,         June 30,
                                  1995              1994
Raw materials                 $1,793,000          $3,167,000
Work in process                  579,000             864,000
Less reserves                   (149,000)           (384,000)

                              $2,223,000          $3,647,000

NOTE 3 - FINANCING ARRANGEMENTS

Subordinated debt:

During fiscal 1993, the Company exchanged $5,411,000 principal amount
of its 7% Convertible Subordinated Debentures ("CSDs") and
$3,294,000
principal amount of its 8-1/2% CSDs for 5,034,136 shares of the Company's common stock and 2,593,657 warrants to purchase common stock. In July 1993, holders of 91% of the outstanding warrants exercised such warrants generating net cash proceeds of approximately
$3,450,000. The remaining 223,509 warrants outstanding are exercisable at $2.25 per share and originally were to expire on October 31, 1994, which date was extended to August 31, 1995. The
Company can accelerate the termination date of the warrants if the closing market price of the common stock for 10 business days within any 20 business day trading period is at least $3.00 per share. The warrants are separately tradable.

Senior debt agreements:

Amended term loan and IRB agreements:  As previously noted,
Sanwa's
term loan was paid off and a termination agreement was entered into as
of December 29, 1994 that released all of Sanwa's liens against the
Company. As part of the pay off Sanwa accepted a cash payment of $4,500,000 in full and complete satisfaction of outstanding debt owed by the Company to Sanwa; such debt included approximately
$6,848,000
of principal, approximately $93,000 of accrued but unpaid interest and any other accrued but unpaid costs and expenses associated with Sanwa's financing. Sanwa's payoff was accounted for in accordance with Financial Accounting Standard No. 15, "Accounting by Debtors and
Creditors in Troubled Debt Restructuring" (FAS 15). Under FAS 15 the payoff resulted in an extraordinary gain of $2,441,000, representing the difference between Sanwa's outstanding balance and what was paid by the Company as settlement.

The Company redeemed the full $5,300,000 of IRBs effective
February 1,
1995. Both Tokai and the IRB Trustee signed termination agreements that released liens on all assets owned by the Company.

Series B Convertible Preferred Stock:

On October 18, 1993, the Company and the Industrial Development Board for Northern Ireland ("IDB-NI") entered into and consummated an agreement whereby the IDB-NI purchased 450 shares of the Company's
Series B preferred stock for 450,000 pounds sterling
(approximately
$675,000). The preferred stock is convertible into the Company's common stock at $2.02 per common share, based on a price for each preferred share of $1,530, or total value of $688,500. The preferred stock accrues no dividend and has a preference in liquidation at the same value as its conversion price of $688,500. Proceeds from the
IDB-NI's investment were used to support working capital needs of the
Company's Northern Ireland operations.

On April 10, 1995 the IDB-NI exercised its right to convert its preferred shares to the Company's Common stock. On April 11, 1995,
340,841 shares of the Company's common stock were issued to the IDB-NI.

Private Placement of Common Stock Under Regulation S:

In October 1994, the Company privately placed 760,000 shares of its common stock with a foreign investor. The sale of stock was exempt from registration under Regulation S of the Securities Act of 1933 as well as other available exemptions. Net proceeds from the transaction were approximately $980,000. The proceeds were used for general operating purposes and to help facilitate payoff of the Company's senior debt.

NOTE 4 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:

                                     Nine months ended
                                          March 31,
                                     1995         1994
Interest paid                      $ 767,000      $ 826,000


"Net change in operating working capital" is comprised of the following: (Changes in operating working capital accounts may not equal differences derived by comparing balance sheet accounts due to fluctuations in the exchange rate between reported balance sheet dates.)

                                           Nine months ended
                                               March 31,
                                            1995            1994
Decrease in accounts receivable            $1,470,000
$1,824,000
Decrease in inventories                     1,520,000
2,668,000
Decrease (increase) in prepaid expenses       (28,000)
885,000
Decrease in accounts payable                 (273,000)
(3,127,000)
Decrease in accrued payroll and
employee benefits                            (290,000)
(144,000)
Decrease in other accrued liabilities        (335,000)
(198,000)

Net decrease in operating
working capital                            $2,064,000
$1,908,000


Supplemental schedule of noncash investing and financing
activities:
                                               Nine months ended
                                                   March 31,
                                             1995          1994
Capital expenditures financed by
lease obligations                            $ 75,000  $130,000

7% Convertible Subordinated Debentures
converted to equity                            20,000    61,000

NOTE 5 - PROFORMA FINANCIAL INFORMATION:

The following is the Company's restated pro forma consolidated operating results for the three month and nine month periods ended
March 31, 1995 and 1994, respectively, excluding Aeroscientific-Oregon's and A.J.'s results of operations and excluding any gain from these subsidiaries' sale of assets:

Numbers in thousands, except per share amounts:

                                   1995                1994
                            3 Months  9 Months   3 Months 9
Months
Sales                   $ 6,079     $13,908      $ 5,637
$16,590

Total operating costs     5,805      14,801        6,751
18,554

Operating income (loss)     274        (893)      (1,114)
(1,964)

Nonoperating Income &
expense net                 (85)       (474)        (172)
(439)

Income (loss) before
extraordinary item          189      (1,367)      (1,286)
(2,403)

Extraordinary Item - Gain
on debt extinguishment        -       2,441         -
- -

Net Income (loss)        $  189     $ 1,074      $(1,286)
$(2,403)

Earnings (loss) per share:
Loss before
extraordinary item        $0.01      ($0.08)      ($0.08)
($0.16)
Extraordinary item             -       0.15          -
- -
                          $0.01       $0.07       ($0.08)
($0.16)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three Month and Nine Month Periods Ended March 31, 1995, and 1994

Consolidated sales for the quarter ended March 31, 1995 were $6,079,000 compared to $11,343,000 for the same period in fiscal 1994, a reduction of $5,264,000 or 46.4%. Consolidated gross margin (sales less cost of goods sold) for the quarter improved from $77,000 in fiscal 1994 to $1,163,000 for fiscal 1995, an increase of $1,086,000.
A consolidated net profit of $167,000 was realized in the quarter, compared with a net loss of $2,142,000 in the same quarter last year.
The reduction in sales resulted from the closure of the Company's
A.J.
Electronics, Inc. ("A.J."), Electronic Contract Manufacturing "ECM") operation in November 1994 and the sale of the Company's Beaverton,
Oregon Aeroscientific Corp., Printed Circuit Board ("PCB") facility, at the end of December 1994. Restating fiscal 1994 third quarter sales to exclude the sold operations, sales for the current year's third quarter would be $442,000 higher than pro forma 1994. Similarly net income for fiscal 1995's third quarter would show an improvement of $1,475,000 over the pro forma net loss in fiscal 1994.

The Company's return to profitability in the quarter is due to a combination of factors. First, the Company's European PCB and ECM operating groups realized improvements through increased efficiencies, focus on higher margin business and increased business volume. The
Company also benefited by eliminating its unprofitable United States operations and using the proceeds from sales of these operations to eliminate the debt service costs associated with the Company's former senior secured debt. Consolidated interest expense alone declined by
$136,000 in the quarter due to pay-off of the Company's senior debt at the end of the calendar year.

Consolidated sales for the nine month period declined by
$16,839,000
compared to the same period in fiscal 1994. Over $11 million of this sales decline was due to the reduction of business at A.J. as part of the shut down of that company. Sales were $3,565,000 lower at Aeroscientific Oregon caused by competitive market conditions, Oregon's drive for increased margins at lower sales volume and elimination of Oregon's operating activity in the third quarter. Sales for the first nine months were also lower at the Company's European ECM operation due to business interruptions at two of that company's major customers.

A.J.'s continuing operations were severely damaged by the January
17,
1994 Northridge earthquake. After the earthquake A.J. met its existing customer commitments, but lost new business from existing customers and potential customers while the plant was being reconstructed. The Company filed for disaster relief financing from the Small Business Administration's ("SBA") Disaster Assistance Division, but that was denied in August of 1994. Because of A.J.'s substantial decline in business, cash outflow and no opportunity for relief financing, Management committed to the shutdown and liquidation and sale of A.J. in August 1994. A.J. ceased all business activities in November. The ECM industry, in general, has experienced increased customer demand as customers move away from captive or in house ECM capabilities and out source production. At the same time, the number of ECM service providers is growing, thus increasing competition, keeping margins low and forcing sudden changes in the ECM groups customer base.

Consolidated gross margin for the first nine months of fiscal
1995 was
$2,044,000 or $1,710,000 higher than in the same period in fiscal 1994. The Company's consolidated operating loss for the nine months was $3,275,000 compared to fiscal 1994's operating loss of $5,395,000, an improvement of $2,120,000. Improvements in gross margin were realized at all operating groups except A.J. The improved gross and operating margins are partly attributed to changes at the Company's
PCB
operations that have generated improved yields and higher margins since the end of the Company's fiscal year. Improved margins are also due to a change in customer and production mix, where the operating groups have concentrated marketing efforts on higher margin/higher return business.

Consolidated net income for the nine months was $1,891,000 compared to a net loss for the same period in fiscal 1994 of $6,035,000. Net income for the nine months was affected by nonoperating income and expense items that include the gain from sale of Oregon's facility, and an extraordinary gain of $2,441,000 realized from the partial forgiveness of the Company's debt obligation to Sanwa Bank as part of the senior debt payoff and termination. The transaction was accounted for in accordance with Statement of Financial Accounting No. 15, "Accounting by Debtors and Creditors in Troubled Debt Restructuring," and accordingly, the gain was treated as extraordinary.

Sales in US dollars at DDL Electronics Ltd ("DDL-E"), the
Company's
Northern Ireland ECM facility, increased 17% over the prior year quarter to $3,216,000 from $2,748,000. Gross margin for the same period increased from $275,000 to $553,000 or 101% due to a change in mix of consigned and turnkey business and due to improved overhead efficiencies as a result of increased volume. Additional focus on the control of operating expense generated a net income of $171,000 for the quarter as compared with a loss of $200,000 in the same period in
1994. Quarter end-backlog was at an all time high of $7,000,000 and the general electronics ECM market in Europe continues to expand. It should be noted, however, that while DDL-E has significantly expanded its customer base during the past two quarters it nevertheless has significant dependence on specific key customers (four customers each represent over 15% of the current 3 month backlog) and reduction in demand at any one key customer could adversely affect the company's performance on a quarter to quarter basis despite the overall upward trend in market demand.

Sales at DDL-E for the first nine months of fiscal 1995 were $6,401,000, a reduction of $3,433,000 or 35% from the same period last year.  This was caused primarily by poor business conditions at two
major customers during the first two quarters of the current fiscal
year.  Business from both of these customers increased
significantly
in the third quarter and together with new business contributed to the
sales increase in the third quarter as noted above.  A further reason
for lower sales is due to a change in manufacturing mix at DDL-E to
more consigned business where the customer uses more of the ECM s services without requiring the ECM to provide the material for production. This has the effect of reducing sales and cost of sales without affecting gross margin. Gross margin for the nine month period was $976,000, a decrease of $50,000 or 4.8% from $1,026,000 in the same period last year.  Net loss for the nine months was
$156,000
compared with $382,000 in the previous year. Increased gross margin and a lower net loss are the result of greater controls on operating costs and reduced overhead and materials carrying costs associated with DDL-E's change to more consigned business.

The Company's Irlandus Circuits Ltd ("Irlandus"), PCB operation sales for the third quarter were nearly the same as prior year's third quarter at $2,863,000 versus $2,889,000 in fiscal 1994. Irlandus improved its gross margins by 159.1% from $242,000 to $627,000 through a change in sales mix to focus on a higher percentage of short leadtime orders (delivered in less than 15 days from receipt of orders) and through more efficient utilization of resources. As a result, fiscal 1994's third quarter loss of $229,000 was turned around in fiscal 1995 to a profit in the third quarter of $120,000. European
PCB demand continues to be robust creating a quarter-end backlog of
$1,700,000 that was ahead of expectation.

Sales at Irlandus for the nine months ended March 31 1995 were $7,506,000 compared with $6,755,000 in 1994, an increase of $752,000 or 11.1%.  Gross margin for the first nine months was $864,000 versus
$140,000 in the same period last
year. The increase in margin reflects Irlandus' focus on higher margin market sectors and significant productivity improvements effected since last year. The net loss for the period was reduced by
$612,000, from $1,206,000 in the first nine months of 1994 to
$594,000
in the first nine months of 1995.

The Company's consolidated European operations had sales for the third quarter of $6,079,000, an increase of $442,000 or 7.8% over sales of
$5,637,000 for the same period last year. Consolidated European gross margin for the quarter improved from $518,000 to $1,181,000, a gain of
$663,000. Europe's net profit for the period was $291,000 compared with a loss of $429,000 for the same quarter in 1994. Europe, in general has realized an improved business climate during the past year. This coupled with management's cost controls and change in operating focus has contributed to the Company's overall improved performance.


Liquidity and Capital Resources

For the nine months ended March 31, 1995, cash and cash equivalents decreased by $151,000. As illustrated in the Consolidated
Statement
of Cash Flows, this decrease in cash included the following:

   1. $674,000 was used for operating activities, principally to fund the year to date operating loss, offset by cash provided by a reduction in working capital (mostly from a reduction in current assets attributable to the sale of the Company's domestic subsidiaries' assets).

   2. Investing activities provided $9,754,000 which resulted primarily from the sale of capital equipment at Aeroscientific-Oregon and A.J. Electronics, Inc.

   3. Financing activities required $9,248,000 of cash which was used for payoff of debt obligations (primarily for all senior debt and capital leases associated with the sale of United States assets). Funds were provided from financing activities through issuance of common stock pursuant to Regulation S and from government grants received from the Industrial Development Board for Northern Ireland.

The Company currently has no working capital lines of credit.  In
July
1993, the Company raised $3.45 million (net of expenses) from the exercise of outstanding warrants to purchase the Company's common stock. In October 1993, the Company and the IDB-NI reached an agreement whereby the IDB-NI purchased 450 shares of a new Series B
Preferred Stock for 450,000 pounds sterling (approximately
$675,000).
The funds invested by the IDB-NI were used for working capital and other needs of the Company's Northern Ireland subsidiaries. In October 1994 the Company privately placed 760,000 shares of its common stock with a foreign investor. The sale of stock was exempt from registration under Regulation S of the Securities Act of 1933 and other available exemptions. Net proceeds from the transaction were approximately $980,000. The proceeds were used for general operating purposes and to assist in the payoff of the Company's senior debt.

The Company's primary source of liquidity is its cash balances which amounted to $2,389,000 at March 31, 1995. Components of working capital decreased by $2,064,000 during the nine month period ended
March 31, 1995. The resulting increase in funds available for use in operations came principally from a decrease in inventories and accounts receivable as a result of the sales of assets at both Aeroscientific-Oregon and A.J. (Although accounts receivable were not sold, they did decline as a result of the disposition of the businesses). The sale of Aeroscientific-Oregon's assets to Yamamoto generated $9,200,000 in cash proceeds. These funds plus the Company's own cash balances were used to retire approximately $9,800,000 of the
Company's senior debt. The payoff of senior debt combined with the
$2,441,000 extraordinary gain from debt forgiveness completely retired the $12,241,000 owed to the Company's senior lenders.

Sanwa's term loan pay off and termination agreement entered as of December 29, 1994 released all of Sanwa's liens against the Company.
As part of the pay off, Sanwa accepted a cash payment of
$4,500,000
in full and complete satisfaction of outstanding debt owed by the Company to Sanwa; such debt included approximately $6,848,000 of principal, approximately $93,000 of accrued but unpaid interest and any other accrued but unpaid costs and expenses associated with Sanwa's financing. Sanwa's payoff was accounted for in accordance with Financial Accounting Standard No. 15, "Accounting by Debtors and
Creditors in Troubled Debt Restructuring" (FAS 15). Under FAS 15 the payoff resulted in an extraordinary gain of $2,441,000, representing the difference between Sanwa's outstanding balance and what was paid by the Company as settlement.

The Company offset the full $5,300,000 of IRBs through defeasance and redeemed the bonds on February 1, 1995. The defeased funds, plus approximately $68,000 for prepaid interest, was invested in treasury securities that provided a return slightly higher than the interest charged on the defeased bonds. The Company received full return of the prepaid interest. Both Tokai and the IRB Trustee signed termination agreements that released all liens on assets owned by the
Company.

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

Additionally, the Company reached a non-binding agreement to exchange the debt of participants of a supplemental retirement program for 600,000 warrants to purchase common stock in 1996-1998 under certain defined contract rights. The initial impact of a completed transaction would be a reduction of DDL's long term debt by approximately $1,800,000 with the final impact of up to $3,000,000 of long term debt reduction. While the agreement is non-binding, the
Company expects it will seek to consummate such a transaction in the next several months.

In January 1994, the Company announced that its Board of Directors had approved a plan to identify and pursue strategic acquisition, merger and consolidation candidates. The Company has proceeded to initiate discussions with private and public opportunities identified after this announcement.

The achievement of continued operating profitability remains the most significant challenge in generating sufficient cash to ensure the Company's long-term viability. No assurance can be given that the
Company will reach operating profitability for an extended period, or that cash generated from asset sales or other means will be adequate to fund future cash needs. It is important for the Company to succeed in an operations turnaround and/or acquire an entity that will provide positive cash flow if the Company is to achieve the liquidity necessary to ensure continuance of operations for the longer term.
Management believes that recent debt reductions and progress towards profitable operation will greatly improve prospects for completion of a merger or acquisition transaction.

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

ITEM 5.  OTHER INFORMATION

The Company's Aeroscientific Corp. subsidiaries have used
chemicals in
the manufacture of its products that are classified by the United States Environmental Protection Agency ("EPA") as hazardous substances. The Company is aware of certain chemicals that exist in the ground at its leased 1240-1244 South Claudina Street,
Anaheim,
California, facility. The Company has notified the appropriate governmental agencies and is proceeding with remediation and investigative studies regarding soil and groundwater contamination.
The Company has implemented a remedial program for the site that includes vapor extraction of pollutant from the soil and testing and analysis to determine the extent and costs to remediate potential
ground water pollution.   The Company believes that the
resolution of
these matters will require a significant cash outlay and has reserved
$308,000 in its financial statements at March 31, 1995, as an estimate of its portion of the clean-up costs. On July 2, 1993, the Company and Aero-scientific Corp. entered into an agreement to share the costs of environmental remediation with the landlord at the Anaheim facility.

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

a. Exhibits:


Sequentially
Exhibit
Numbered
Number           Description
Page

11    Statement regarding computation of earnings per share
19

27    Financial data schedule submitted by electronic filer
______

b. Reports on Form 8-K:

On January 3, 1995, a Form 8-K was filed pursuant to Item 5,
Other
Events, regarding a press release that the Company had retired its senior debt and had sold its Beaverton, Oregon printed circuit operations to Yamamoto Manufacturing (USA), Inc.

On January 17, 1995, a Form 8-K was filed pursuant to Item 2,
Acquisition or Disposition of Assets, for the sale of substantially all of the assets of the Company's subsidiary, A. J. Electronics, Inc., to Raven Industries, Inc. The 8-K also included Item 5,
Other
Events, for the press release announcing such sale.

On March 22, 1995, a Form 8-K was filed pursuant to Item 5, Other
Events, related to the filing of the Company's amended and restated
Bylaws.

On March 30, 1995, a Form 8-K was filed pursuant to Item 5, Other
Events, for a press release announcing May 31, 1995 as the date for the Company's annual shareholder meeting for shareholders of record on
April 17, 1995.

On April 21, 1995, a Form 8-K was filed pursuant to Item 5, Other
Events, announcing that William E. Cook, the Company's Chairman and
CEO had exercised options to purchase 310,000 of the Company's common stock.

On May 11, 1995, a Form 8-K was filed pursuant to Item 5, Other
Events, for a press release setting forth pro forma earnings for the third quarter of fiscal 1995.


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