Form 10-K
period 1995-06-30
DDL ELECTRONICS INC
filed 1995-09-29
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended June 30, 1995

                                    OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to __________

                       Commission File Number 1-8101

                           DDL ELECTRONICS, INC.

          (Exact name of Registrant as specified in its Charter)

          Delaware                          33-0213512
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

       7320 SW Hunziker Rd., Suite 300, Tigard, Oregon 97223-2302
                 (Address of Principal Executive Offices)

            Registrant's telephone number, including area code
                              (503) 620-1789

      Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on
                                     which registered

    Common Stock, .01 Par Value       New York Stock Exchange
                                       Pacific Stock Exchange

    7% Convertible Subordinated
     Debentures due May 15, 2001         New York Stock Exchange

    8-1/2% Convertible Subordinated
     Debentures due August 1, 2008       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in this Form 10-K or any amendment to this Form 10-K.
[   ]

The aggregate market value of the voting stock held by
non-affiliates of the registrant based on the closing price as reported by the New York Stock Exchange on September 15, 1995:
$34,637,179

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 1995:  16,299,849

                    DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report to Stockholders for the fiscal year ended June 30, 1995, is incorporated by reference in Part I and II hereof. The Proxy Statement for the December 11, 1995 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

                               EXHIBIT INDEX
                               See page 24

                            PART I


Item 1.   Business

    DDL Electronics, Inc. ("DDL" or the "Company") is an independent provider of electronic contract manufacturing ("ECM") services and a fabricator of printed circuit boards ("PCB") for use primarily in the computer, communications, and instrumentation industries. The Company provides ECM services for manufacturers of electronic equipment and fabricates multilayer PCBs at its operations in Northern Ireland primarily for customers in Europe.

    The Company entered the ECM business by acquiring its domestic ECM operations in 1985 and by organizing its European ECM operations in 1990. In its PCB fabrication business, the Company manufactures PCBs ranging from simple single and double-sided boards to multilayer boards with more than 20 layers. Since the mid-1980s, the Company has increasingly focused on the fabrication of advanced multilayer PCBs. Management believes the market for these boards offers the opportunity for more attractive margins than the market for less complex, single and double-sided boards. Since 1985, the Company has made substantial capital expenditures in its Northern Ireland ECM and PCB fabrication facilities. In fiscal 1995, the Company liquidated or sold many assets associated with its United States PCB fabrication facility and its ECM operations. The Company maintains its corporate headquarters in Tigard, Oregon.

    The Company also has divested its non-ECM and non-PCB businesses in recent years, including its communications business, its pressure gauge and hose manufacturing operations, its emergency lighting equipment manufacturing operations and its engineering services operations.


RECENT DEVELOPMENTS

    The Company incurred substantial operating losses in recent years that have impaired operations and positive cash flows. These losses totaled $4,970,000, $6,948,000, and $5,067,000, in the fiscal years ended June 30, 1995, 1994, and 1993, respectively. The Company realized net profits of $75,000 and $1,073,000 in 1995 and 1993, respectively, and incurred a net loss of $8,354,000 in the 1994 fiscal year. The fiscal 1995 net profit, however, included an extraordinary gain of $2,441,000 recognized as a result of the extinguishment of the Company's senior debt in fiscal year 1995, and a gain of $3,317 on a sale of assets in fiscal year 1995. The fiscal 1993 net profit included an extraordinary gains from exchanges of the Company's 7% and 8-1/2% convertible subordinated debentures ("CSDs") for equity, and a $603,000 gain from the sale of a discontinued business.

    The losses in the Company's ECM and PCB fabrication businesses have resulted from certain Company-specific factors, including yield and quality problems, facility underutilization, delays in meeting delivery schedules, collection problems and management turnover, as well as from excess production capacity in the industry putting extreme downward pressure on the Company's prices and production volume. As a result, the Company sold or liquidated its unprofitable United States operations and concentrated efforts on its profitable European operations.

    In addition to improving its operations, the Company must also increase sales volume and improve margins in order to maintain its continuing operations in a profitable position. Notwithstanding the steps that have been taken to address the Company's operating problems during the past several years, the Company has only recently realized operating profits from its continuing operations and there can be no assurance that such profits will continue. Maintaining profitability while managing the Company's working capital is required in order to ensure the Company's liquidity and the Company's cash balances are at levels required to operate its business. For management's response to these operating issues, together with other significant events and conditions occurring during the last three years, see the 1995 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 to 12 thereto.

    In December 1994, the Company successfully consummated an integrated plan retiring over $12,000,000 of its senior debt upon the sale of certain assets of the Company's Aeroscientifc Corp. subsidiary, located in Beaverton, Oregon, to Yamamoto Manufacturing (USA), Inc. In addition, the liens of the Company's two major senior lenders were contemporaneously eliminated. The release of liens was achieved by the Company concluding termination agreements with Sanwa Bank California ("Sanwa") which covered Sanwa's term loan to the Company, and with The Tokai Bank Ltd. ("Tokai") regarding its letter of credit issued to First Interstate Bank of Oregon, N.A. in connection with Industrial Revenue Bonds ("IRBs") issued by the State of Oregon.

    The January 17, 1994 Los Angeles earthquake caused major structural damage to two leased buildings in Chatsworth, California housing the Company's subsidiary, A.J. Electronics, Inc. (A.J.). In August 1994, after three months of review, the Small Business Administration Disaster Assistance Division ("SBA") denied A.J.'s request for economic financial assistance regarding damage suffered in the Los Angeles earthquake. A.J. was unable to recover from the effects of the earthquake and incurred substantial operating losses and cash outlays since the January earthquake. In its financial plan, A.J. predicted that it would not recover economically until sometime in fiscal year 1996. Management concluded, after the SBA's decision to deny A.J. assistance, that A.J. would be a substantial economic burden on the consolidated group considering the limited working capital available to the Company. On January 17, 1995, the Company sold virtually all of A.J.'s operating assets to Raven Industries, Inc., an entity unaffiliated with the Company.

    A program of acquisitions and mergers is being pursued in an effort to accelerate the turnaround of the Company's operating position and to improve shareholder value. Given current and anticipated market conditions, management believes that the Company must develop faster ways of rebuilding and expanding its customer base to withstand the impact of continued downsizing at major customers. No assurance can be given that the revised strategic plan will be successful.

FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHICAL AREA

    The Company is principally engaged in two lines of business, e.g., the provision of ECM services and the fabrication of PCBs. Information for each of the Company's last three fiscal years, with respect to the amounts of revenues from sales to unaffiliated customers, operating profit or loss and identifiable assets of these segments is set forth under the caption "Selected Financial Data" appearing on pages 2 and 33 of the Company's 1995 Annual Report to Shareholders. Such information is incorporated herein by this reference and is made a part hereof.

ELECTRONIC CONTRACT MANUFACTURING AND PRINTED CIRCUIT BOARD
FABRICATION BUSINESSES

    The ECM and PCB fabrication industries and the markets in which the Company's customers compete are characterized by rapid technological change and product obsolescence. As a result, the end services provided and products made by the Company's ECM and PCB fabrication customers have relatively short product lives. The Company believes that its future success in these industries is dependent on its ability to continue to incorporate new technology into its ECM and fabrication processes, to satisfy increasing customer demands for quality and timely delivery, and to be responsive to future changes in this dynamic market.

    The PCB fabrication market is highly fragmented. Numerous factors, however, have caused a shift toward consolidation in the PCB fabrication industry, including extreme competition, substantial excess production capacity experienced by the industry prior to the current fiscal year, the greatly increased capital and technical requirements to service the advanced multilayer PCB fabrication market, and the inability of many PCB fabricators to keep up with the changing demands and expectations of customers on matters such as technical board characteristics, quality, and timely delivery of product.

    Description of Products and Services--ECM. The Company's ECM operation provides turnkey ECM services using both surface mount and through-hole interconnection technologies. Under the turnkey process, the Company procures customer-specified components from suppliers, assembles the components onto PCBs, and performs post-assembly testing. The Company conducts the ECM portion of its business through its DDL Electronics Limited ("DDL-E") subsidiary servicing customers in Western Europe. DDL-E does not fabricate any of the components or PCBs used in these processes. However, it has, in the past, procured PCBs from the Company's PCB fabricator. The ECM business represented approximately 47%, 59% and 55% of the Company's consolidated sales for the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

    Since turnkey electronic contract manufacturing may be a substitute for all or some portion of a customer's captive ECM capability, continuous communication between the Company and the customer is critical. To facilitate such communication, the Company maintains a customer service department whose personnel work closely with the customer throughout the assembly process. The Company's engineering and service personnel coordinate with the customer on the implementation of new and re-engineered products, thereby providing the customer with feedback on such issues as ease of assembly and anticipated production lead times. Component procurement is commenced after component specifications are verified and approved sources are confirmed with the customer. Concurrently, assembly routing and procedures for conformance with the workmanship standards of the Institute for Interconnecting and Packaging Electronic Circuits ("IPC") are defined and planned. Additionally, "in-circuit" test fixturing is designed and developed. "In-circuit" tests are normally performed on all assembled circuit boards for turnkey projects. Such tests verify that components have been properly inserted and meet certain functional standards and that electrical circuits are properly completed. In addition, under protocols specified by the customer, the Company performs customized functional tests designed to ensure that the board or assembly will perform its intended function. The Company's personnel monitor all stages of the assembly process in an effort to provide flexible and rapid responses to the customer's requirements, including changes in design, order size, and delivery schedule.

    The materials procurement element of the Company's turnkey services consists of the planning, purchasing, expediting, and financing of the components and materials required to assemble a PCB or system-level assembly. Customers have increasingly required the Company and other independent providers of ECM services to purchase all or some components directly from component manufacturers or distributors and to finance the components and materials. In establishing a turnkey relationship with an independent provider of ECM services, a customer must incur expenses in qualifying that provider of ECM services and, in some cases, its sources of component supply, refining product design and ECM processes, and developing mutually compatible information and reporting systems. With this relationship established, the Company believes that customers experience significant difficulty in expeditiously and effectively reassigning a turnkey project to a new assembler or in taking on the project themselves. Alternatively, the Company faces the obstacle of attracting new customers away from existing ECM providers or from performing services in-house.

    Production of product for a customer is only performed when a firm order is received. Revenue is recognized when product is shipped. Customer cancellation of orders are infrequent and are subject to cancellation charges. More often a customer will delay shipment of orders based on its actual or anticipated needs. Customer orders are produced based on one of two production methods, either "Turnkey" (where DDL-E provides all materials, labor and equipment associated with producing the customers' product) or "Consigned" (DDL-E provides labor and equipment only for manufacturing product). Material costs customarily represents 70% of the turnkey method's sales price. In other words, a change from turnkey to consigned orders at DDL-E can result in a decline in sales volume without a reduction in profit margin.

    Description of Products and Services--PCB Fabrication. The Company fabricates and sells advanced, multilayer PCBs based on designs and specifications provided by the Company's customers. These specifications are developed either solely through the design efforts of the customer or through the design efforts of the customer working together with the Company's design and engineering staff. Customers submit requests for quotations on each job and the Company prepares bids based on its own cost estimates. The Company currently conducts the fabrication portion of its PCB business through its Northern Ireland, Irlandus Circuits Limited ("Irlandus") subsidiary. The Company's fabrication facilities in Anaheim, California were shut down in fiscal year 1992 and its Beaverton, Oregon facility was sold in the current fiscal year. The PCB fabrication business represented approximately 53%, 41% and 45% of DDL's consolidated sales for the fiscal years ended June 30, 1995, 1994, and 1993, respectively, with four or more layer boards constituting a substantial portion of those sales.

    PCBs range from simple single and double-sided boards to multilayer boards with more than 20 layers. When PCBs are joined with electronic components in the assembly process, they comprise the basic building blocks for electronic equipment. Single-sided PCBs are used in electronic games and automobile ignition systems, whereas multilayer PCBs are used in more advanced applications such as computers, office equipment, communications, instrumentation, and defense systems.

    PCBs consist of fine lines of a conductive material, such as copper, which are bonded to a non-conductive panel, typically rigid laminated epoxy glass. The conductive pathways in the PCBs form electrical circuits and replace wire as a means of connecting electronic components. On technologically advanced multilayer boards, conductive pathways between layers are connected with traditional plated through-holes and may incorporate surface mount technology. "Through-holes" are holes drilled entirely through the board that are plated with a conductive material and constitute the primary connection between the circuitry on the different layers of the board and the electronic components attached to the boards later. "Surface mount" boards are boards on which electrical components are soldered instead of being inserted into through-holes. Although substantially more complex and difficult to produce, surface mount boards can substantially reduce wasted space associated with through-hole technology and permit greatly increased surface and inner layer densities. Complex boards may also have "via" or "blind-via" holes that connect inner layers of multi-layer board or connect an inner layer to the outside of the board.

    The development of increasingly sophisticated electronic equipment, which combines higher performance and reliability with reduced size and cost, has created a demand for increased complexity, miniaturization, and density in electronic circuitry. In response to this demand, multilayer technology is advancing rapidly on many fronts, including the widespread use of surface mount technology. More sophisticated boards are being created by decreasing the width of the tracks on the board and increasing the amount of circuitry that can be placed on each layer. Fabricating advanced multilayer PCBs requires high levels of capital investment and complex, rapidly changing production processes.

    As the sophistication and complexity of PCBs increase, manufacturing yields typically fall. Historically, the Company relied on tactical quality procedures, in which defects are assumed to exist and quality inspectors examine product lot by lot and board by board to identify deficiencies, using automated optical inspection and electrical test equipment. This traditional approach to quality control is not adequate to produce acceptably high yields in an advanced multilayer PCB fabrication environment, as it focuses on identifying, rather than preventing, defects. In recognition of this limitation, Irlandus is striving to create a positive environment encompassing management's awareness, process understanding, and operator involvement in identifying and correcting production problems before defects occur.

    The International Standards Organization ("ISO") has published internationally recognized standards of workmanship and quality. Both Irlandus and DDL-E, the Company's ECM and PCB operations in Northern Ireland, have achieved ISO 9002 certification which will be increasingly necessary to attract business.

    ECM Facilities. DDL-E conducts its operations from a 67,000 square foot facility in Northern Ireland that was purchased in 1989. Prior to DDL-E commencing operations in the Spring of 1990, approximately 1,600,000 pounds sterling (approximately $2,700,000) was expended on auto-insertion equipment, surface mount device placement equipment, wave solder equipment, visual inspection equipment, and automated test equipment. The Company believes that this facility possesses the technology to compete effectively and that the facility is capable of supporting projected growth for up to the next two years.

    Fabrication Facilities. Irlandus occupies a 63,000 square foot production facility and an adjacent 9,000 square foot office and storage facility. Irlandus' existing capacity is expected to be adequate to meet anticipated order levels for the next three years. Aeroscientific stopped recognizing revenue at its 44,000 square foot Beaverton, Oregon facility when it was sold to Yamamoto in December 1994.

    Marketing and Customers. The Company's sales in the ECM and fabrication businesses and the percentage of its consolidated sales to the principal end-user markets it serves for the last three fiscal years were as follows (dollars in thousands):


                            Year Ended June 30,

Markets                  1995                 1994            1993

Computer           $7,115     24.1%     $23,905   49.3%  $25,479    44.0%
Communications      6,926     23.4        8,396   17.3    14,881    25.7
Financial           2,067     7.0            -      -         -       -
Industrial &
 Instrumentation    6,044    20.4         6,196   12.8    6,555      11.3
Medical             4,668    15.8        6,533    13.4    6,582      11.4
Automotive            175      .6          889     1.8    1,035       1.8
Government/
  Military          1,362     4.6        1,411     2.9    1,509       2.6
Other               1,219     4.1        1,199     2.5    1,842       3.2

    Total         $29,576   100.0%     $48,529   100.0% $57,883       100.0%


    The Company markets its ECM and PCB fabrication services through both a direct sales force and independent manufacturers' representatives. The Company's marketing strategy is to develop close relationships with, and to increase sales to, certain existing and new major ECM and fabrication customers. This includes becoming involved at an early stage in the design of PCBs for these customers' new products. DDL believes that this strategy is necessary to keep abreast of rapidly changing technological needs and to develop new ECM and fabrication processes, thereby enhancing the Company's ECM and fabrication capabilities and its position in the industry. As a result of this strategy, however, fluctuations experienced by one or more of these customers in demand for their products may have and have had adverse effects on the Company's sales and profitability.

    At the end of the fiscal year ended June 30, 1995, the Company's ECM business had approximately 16 customers, all of which were located in Western Europe, compared to 60 in fiscal 1994 and 37 in fiscal year 1993. At the end of fiscal year 1995, the Company fabricated PCBs for approximately 98 customers, substantially all of which are located in Western Europe, compared to 211 in fiscal year 1994 and 169 in fiscal year 1993. The Company's five largest customers accounted for 21%, 45% and 39% of consolidated sales during fiscal years 1995, 1994, and 1993, respectively. For all three fiscal years , no single PCB fabrication customer accounted for more than 4% of the Company's consolidated sales. The Company's largest European ECM customer accounted for approximately 8% of consolidated sales in fiscal year 1994. Dataproducts Corporation, the largest customer of the Company's former domestic ECM operation, accounted for 13% of consolidated sales in both fiscal years 1993 and 1994. No single customer of the Company's domestic PCB or ECM discontinued businesses accounted for more than 2% of consolidated sales in fiscal year 1995.

    Two customers of the Company's European ECM operation made combined purchases equal to or in excess of 12% and 10% of consolidated sales during fiscal years 1995 and 1994, respectively. These two customers, GE Medical Systems, a General Electric Company ("GE Medical") and DeLaRue Fortronic, LTD, ("Fortronic") comprised almost 90% of the Company's European ECM sales in fiscal year 1994. This amount dropped in fiscal year 1995 to 36%. Sales to both of these customers diminished in the latter part of fiscal year 1994. Fortronic's purchases declined due to reduced orders of its magnetic card reader products in the European market, while orders from GE Medical have been reduced as that company relocated its headquarters to the United States. Weakness in orders from these two customers continued into the first half of fiscal year 1995, but orders increased in the last half of fiscal year 1995.

    The decreased number of customers in both the ECM and PCB businesses reflects the impact of the Company's discontinuance of business at several of its subsidiaries. The number of European customers, however, has increased reflecting the Company's change in marketing activities to increase its customer base in smaller, higher margin entities and reduce the Company's dependency on large run volume, low margin customers.

    Raw Materials and Suppliers. In its ECM business, the Company uses numerous suppliers of electronic components and other materials. The Company's customers may specify the particular manufacturers and components, such as the Intel 80486 microprocessor, to be used in the ECM process. To the extent these components are not available on a timely basis or are in short supply because of allocations imposed by the component manufacturer, and the customer is unwilling to accept a substitute component, delays may occur. Such delays are experienced in the ECM business from time to time and have caused sales and inventory fluctuations at the Company's ECM business.

    The principal materials used by the Company in its fabrication processes are copper laminate, epoxy glass, copper alloys, gold and various chemicals, all of which are readily available to the Company from various sources. The Company believes that its sources of materials for its fabrication business are adequate for its needs and that it is not substantially dependent upon any one supplier.

    Industry Conditions and Competition. The markets in which the ECM and PCB fabrication businesses operate are intensely competitive and have experienced excess production capacity during the past few years. Seasonality is not a factor in the ECM and PCB fabrication businesses. There has been significant downward pressure on the prices that the Company is able to charge for its ECM and fabrication services. More recently, market conditions have improved which has resulted in an increase in product demand. While the Company believes that market conditions will continue to improve, it does not believe that prices will increase as quickly. ECM and fabrication customers are increasing their orders, but are reluctant to pay more for such services primarily due to the industry's excess capacity and price competition. Additionally, competition is principally based on price, product quality, technical capability, and the ability to deliver products on schedule. Both the price of and the demand for ECM services and PCBs are sensitive to economic conditions, changing technologies, and other factors. The technology used in the ECM services and fabrication of PCBs is widely available, and there are a large number of domestic and foreign competitors. Many of these firms are larger than the Company and have significantly greater financial, marketing, and other resources. In addition, the Company faces a competitive disadvantage against better financed competitors because the Company's current financial situation causes certain customers to be reluctant to do business with the Company's operating subsidiaries. Many of the Company's competitors have also made substantial capital expenditures in recent years and operate technologically advanced ECM and fabrication facilities. In addition, some of the Company's customers have substantial in-house ECM capability, and to a lesser extent, PCB fabrication capacity. There is a risk that when these customers are operating at less than full capacity they will use their own facilities rather than purchase from the Company. Despite this risk, management believes that the Company has not experienced a significant loss of business to in-house fabricators or assemblers. There also are risks that other customers, particularly in the ECM market, will develop their own in-house capabilities, that additional competitors will acquire the ability to produce advanced, multilayer boards in commercial quantities, or the ability to provide ECM services, and that foreign firms, including large, technologically advanced Japanese firms, will increase their share of the United States or European market.

    Price competition in the computer marketplace which comprises the Company's largest market is intense. This has caused price erosion and lower margins, particularly in the Company's PCB fabrication business. Significant improvement in the Company's PCB gross margins may not be achieved in the near future due to excess PCB production capacity worldwide and substantial competitive pressures in the Company's principal market. Generally, the Company's customers are reducing inventory levels and seeking lower prices from their vendors, such as the Company, to compete effectively.


GENERAL

    Backlog. At June 30, 1995, 1994, and 1993, the Company's ECM and PCB fabrication businesses had combined backlogs of $9,247,000, $6,902,000 and $19,612,000, respectively. Backlog is comprised of orders believed to be firm for products that have scheduled shipment dates during the next 12 months. Some orders in the backlog may be canceled under certain conditions. Historically, a substantial portion of the Company's orders have been for shipment within 90 days of the placement of the order and, therefore, backlog information as of the end of a particular period is not necessarily indicative of trends in the Company's business. In addition, the timing of orders from major customers may result in significant fluctuations in the Company's backlog and operating results from period to period.

    Backlog at June 30, 1995 included only the Company's European subsidiaries. The increase from fiscal year 1994 reflects higher order demand from existing ECM customers and new outstanding orders from new ECM customers. The Company's European PCB backlog increased slightly from the last fiscal year. The fabrication group has and is expected to further increase sales volume, but will not increase backlog as the sales increase is expected to come from quick turn orders that are completed within a one month accounting cycle and would, therefore, not be included in the period end backlog.

    Backlog at June 30, 1994 had declined from previous years primarily due to the following reasons:

    1. Loss of large customers and their projected orders in the Company's ECM business. Total backlog for the Company's ECM operations was $4,214,000 at fiscal year end 1994 versus
$17,612,000 at fiscal year end 1993.

    2. Change in customer base in both the Company's ECM and PCB units to a larger customer base with smaller, higher margin purchase orders. Many of these customers have short notice, quick turn requirements, and few orders in the Company's backlog therefore extend beyond a one to two month period. Many of last year's backlogged orders covered an eight to 12 month period.

    On July 1, 1993, the largest customer at the Company's domestic ECM operation in fiscal year 1993, Dataproducts Corporation, ("Dataproducts") issued a temporary stop work order on the bulk of its existing purchase orders. Dataproducts' total purchases for the year ended June 30, 1993, were approximately $7,703,000, or approximately 13% of the Company's consolidated revenues for the year and $6,322,000 or 13% of fiscal year 1994 consolidated sales. Dataproducts' order backlog as of June 30, 1993 was approximately $5,747,000 or approximately 29% of the Company's consolidated backlog at such date. Approximately $700,000 of the Dataproducts backlog was canceled as a result of the stop work order and the remaining orders were rescheduled for delivery during the first six months of fiscal year 1994. There were no Dataproducts orders in the fiscal year end 1994 backlog. Because of the Dataproducts cancellation and reschedules, the level of A.J.'s revenues were adversely affected in that year. Events of this nature can materially delay or undermine the Company's ability to complete a successful turnaround and achieve operating profitability which is critical to the Company's viability.

    Environmental Regulation. Federal, state, and local provisions relating to the protection of the environment affect the Company's ECM and PCB fabrication businesses. Aeroscientific has used or uses chemicals in the manufacture of their products that are classified by the Environmental Protection Agency ("EPA") as hazardous substances. In the past, some of these chemicals were either treated on site or removed from the Company's facilities and disposed of elsewhere by arrangement with the owners or operators of disposal sites. The Company's current operation treats all hazardous substances on site and reclaims, as reusable material, virtually 100% of the byproducts produced. In late 1982, Aeroscientific-Anaheim received notice from the EPA that it was regarded as a potentially responsible party ("PRP") under federal environmental laws in connection with a waste disposal site known as the "Stringfellow Superfund Site" in Riverside County, California, which is presently being considered by governmental authorities for remediation. Aeroscientific-Anaheim has been named as a third party defendant by other PRPs in a case brought in U.S. District Court for the Southern District of California in 1984, by the United States Government. The information developed during discovery and investigation thus far indicates that Aeroscientific-Anaheim supplied relatively small amounts of waste to the site as compared to the many other defendants. As part of the currently proposed Settlement Agreement, de minimis polluters would pay a fixed amount plus an amount that varies based on volume of material dumped at the site. Under these guidelines, the Company's probable liability will be $120,000. Final settlement and timing of payment are currently undeterminable, and no assurances can be given that any settlement will be achieved.
The Company, however, has accrued sufficient liability reserves to cover the proposed settlement as of fiscal year end 1995. Any further remedial costs or damage awards in these cases may be significant and management believes that the Company's allocated share of such costs or damages could have a material adverse effect on the Company's business or financial condition. The actions are still in the pre-trial and discovery stages and a prediction of outcome is difficult. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon Aeroscientific for damages which may be awarded. Total estimated cleanup costs for the Stringfellow site have been estimated at $600 million. The Company's possible range of liability is undeterminable, and the reliability and precision of estimated cleanup costs are subject to a myriad of factors which are not currently measurable.

    The Company is aware of certain chemicals that exist in the ground at its previously leased facility at 1240-1244 South Claudina Street, Anaheim, California. The Company has notified the appropriate governmental agencies and is proceeding with remediation and investigative studies regarding soil and groundwater contamination. The Company believes that it will be required to implement a continuing remedial program for the site, the cost of which is currently unknown. The installation of water and soil extraction wells was completed in August 1994. A plan for soil remediation was completed about the same time and was submitted to regulatory authorities. The full extent of potential ground water pollution could not be determined given preliminary estimates. The Company retained the services of Harding Lawson and Associates in May 1995 to begin the vapor extraction of pollutant from the soil and to perform exploratory hydro-punch testing to determine the full extent and cost of the potential ground water contamination. These processes are in their preliminary stages and a complete and accurate estimate of the full and potential costs cannot be determined at this time. The Company believes that the resolution of these matters will require a significant cash outlay. Initial estimates from Harding Lawson indicate that it could cost as much as $3,000,000 for full remediation of the site and take over ten years to complete. The Company and Aeroscientific entered into an agreement to share the costs of environmental remediation with the landlord at the Anaheim facility. Under this agreement, the Company is obligated to pay 80% of the site's total remediation costs up to $725,000 (i.e., up to the Company's share of $580,000) with any costs above $725,000 being shared equally between the Company and the landlord. To date, the Company has paid $239,000 as its share of the remediation costs. The Company anticipates that its share of the final remediation cost should approximate the amount it has presently reserved. Under the current remediation agreement, the Company is making monthly payments of approximately $18,000 through the end of the current fiscal year. Management believes that the Company has the ability to make these payments when due.

    From time to time the Company is also involved in other waste disposal remediation efforts and proceedings associated with its other facilities. Based on information currently available to the Company, management does not believe that the costs of such efforts and proceedings will have a material adverse effect on the Company's business or financial condition.

Headquarters Operations

    The Company maintains its corporate headquarters in a 3,000 square foot leased building located in Tigard, Oregon. In addition to executive officers, 5 employees work in the Company's headquarters. The Company's headquarters operations include the management of the Company's operating subsidiaries on a consolidated basis, the arranging of financing for those operations and capital expenditures and the management of the remaining assets of the Company's discontinued United States operations.

    Employees. The Company currently employs approximately 340 persons.


Item 2.  Properties

    The following table lists principal plants and properties of the Company and its subsidiaries:
                                                       Owned
                                            Square       or
         Location                           Footage    Leased

ECM and PCB fabrication businesses:

Tigard, Oregon                                3,000     Leased
Chatsworth, California (sublet during
fiscal 1995)                                 48,000     Leased
Craigavon, Northern Ireland                  63,000     Owned
Craigavon, Northern Ireland                  67,000     Owned
Craigavon, Northern Ireland                   9,000     Owned


         The Northern Ireland properties are pledged as security for installment loans payable to the Industrial Development Board for Northern Ireland from which the properties were purchased. These loans had an aggregate outstanding balance of approximately $1,350,000 at June 30, 1995.

         The Company's Tigard, Oregon headquarters facility is leased for a two year term expiring on January 6, 1997 from an
unaffiliated third party.   Rent on the headquarters is paid
monthly in advance. Management believes that the Tigard facilities are adequate to meet the Company's needs for the foreseeable future.


Item 3.  Legal Proceedings

    As to other litigation matters that are not specifically described under the caption "General - Environmental Regulation',
Item 1 above, no material legal proceedings are presently pending to which the Company or any of its property is subject, other than ordinary routine litigation incidental to the Company's business

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders on May 31, 1995, Bernee D.L. Strom and Erven Tallman were elected as Class II directors by the shareholders, replacing former Class II directors Rockell
N. Hankin and John F. Coyne. Election of Directors was the only matter proposed at the Annual Meeting of Shareholders. The results of the election are as follows:
                                  FOR            WITHHELD

John F. Coyne                   2,743,980         42,782
Rockell N. Hankin               2,744,980         41,782
Bernee D. L. Strom              9,988,812         28,458
Erven Tallman                   9,988,812         28,458

    In recognition of the shareholder vote, and prior to the certification of the results by the independent inspectors of election, John F. Coyne and Rockell N. Hankin resigned from the Board of Directors immediately following the Annual Meeting of Shareholders. At a meeting of the Board, the remaining Directors accepted these resignations and elected Bernee D. L. Strom and Erven Tallman to fill the vacancies and to serve as directors pending certification of the election results. Solicitation for election of Ms. Strom and Mr. Tallman as Class II Directors was made by an opposition shareholder committee known as "Shareholders Committee to Remove a Moribund Management" ("SCRMM"). A Settlement Agreement was entered into between the departing Board members of management and SCRMM that, among other things, provided for the election, without dispute, of Ms. Strom and Mr. Tallman as Directors, required the resignation, without dispute, of William E. Cook, the acceptance and recognition by SCRMM of prior company employment and severance agreements with management, and provision for payment of proxy solicitation expenses of DDL up to $150,000 paid by the Company and a similar amount paid for SCRMM's proxy solicitation expenses.

                                  PART II

Item 5.  Market for Registrant's Common Stock and Related
Stockholder Matters

    The information set forth under the caption "Market
Information" on page 35 of the Company's 1995 Annual Report to
Shareholders is incorporated herein by reference and made a part hereof.

Item 6.  Selected Financial Data

    The information set forth under the caption "Selected
Financial Data" on page 2 of the Company's 1995 Annual Report to
Shareholders is incorporated herein by reference and made a part hereof.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

    The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 12 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference and made a part hereof.

Item 8.  Financial Statements and Supplementary Data

    The consolidated financial statements set forth on page 14 through 34 of the Company's 1995 Annual Report to Shareholders, and the report of independent public accountants set forth on page 13 of said Annual Report, with respect to the consolidated financial statements, are incorporated herein by reference and made a part hereof.

Item 9.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

    Effective June 13, 1994, Price Waterhouse was dismissed as
DDL Electronic's Inc.'s independent accountants for fiscal year-end 1994.

    Price Waterhouse's report on the financial statements for the fiscal years 1993 and 1992 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scopes or accounting principles, except that as follows:

    Price Waterhouse's report dated September 4, 1992 for the fiscal year ended June 30, 1992 included the following explanatory paragraph:

    "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has few alternative financing sources, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

    The Company's management was given approval by its Board of Directors and the Board's Audit Committee to retain another certified accountant after Price Waterhouse required an 80% increase in its annual service fees.

    There has never been any and continues to be no disagreements between the Company and Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, including up until the time of Price Waterhouse's dismissal. The Company has given Price Waterhouse unlimited authority to discuss its audit practices of the Company with the Company's successor auditor.

    The Company retained KPMG Peat Marwick LLP as its new independent auditors effective June 13, 1994. The Company did not consult with KPMG Peat Marwick LLP on any accounting or tax matter prior to Peat Marwick's appointment.

    Attached to the Company's Form 8-K, filed June 13, 1994, was Price Waterhouse's letter addressed to the Commission regarding its response to Regulation S-K, Item 304. Furthermore, Price Waterhouse was informed that statements in the Company's 8-K/A,
Item 4(a)(1)(iv) included the period up until the time of Price Waterhouse's dismissal.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant


    Information called for in Item 10 is omitted because the Company intends to file with the Securities and Exchange
Commission not later than 120 days after the close of the fiscal year ended June 30, 1995 a definitive Proxy Statement pursuant to Regulation 14A of the Commission.


Item 11. Executive Compensation


    Information called for in Item 10 is omitted because the Company intends to file with the Securities and Exchange
Commission not later than 120 days after the close of the fiscal year ended June 30, 1995 a definitive Proxy Statement pursuant to Regulation 14A of the Commission.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

    Information called for in Item 10 is omitted because the Company intends to file with the Securities and Exchange
Commission not later than 120 days after the close of the fiscal year ended June 30, 1995 a definitive Proxy Statement pursuant to Regulation 14A of the Commission.


Item 13. Certain Relationships and Related Transactions

    Information called for in Item 10 is omitted because the Company intends to file with the Securities and Exchange
Commission not later than 120 days after the close of the fiscal year ended June 30, 1995 a definitive Proxy Statement pursuant to Regulation 14A of the Commission.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

                                                 Reference (Page)
                                       Form 10K    1995 Annual
                                                     Report to
                                                    Stockholders
(a)(1) List of Financial statements:
       List of data incorporated by reference:

Consolidated balance sheet at June 30, 1995, and 1994* 14 Consolidated statement of operations for the years
ended June 30, 1995, 1994, and 1993                       15
Consolidated statement of stockholders' equity for
the years ended June 30, 1995, 1994, and 1993             17
Consolidated statement of cash flows for the years
ended June 30, 1995, 1994, and 1993                       16
Notes to consolidated financial statements                18
Report of KPMG Peat Marwick LLP on consolidated
financial statements                                      13

* The Company utilizes a 52-53 week fiscal year ending on the Friday closest to June 30, which, for fiscal years 1995 and 1994, fell on June 30 and July 1, respectively. For 10K filing purposes, June 30, 1995, is utilized for the Company's fiscal year end.

(a)(2) List of Financial statement schedules for the years ended June 30, 1995, 1994, and 1993:**

Reports of KPMG Peat Marwick LLP and
Price Waterhouse on
financial statement schedules              14

VIII - Valuation and Qualifying
       Accounts and Reserves               15
IX   - Short-Term Bank Borrowings          None

** Schedules other than those listed are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

(a)(3)   List of Exhibits:
Exhibit Index                               17

(b) Reports on Form 8-K:

    During the fourth fiscal quarter, the following reports on Form 8-K were filed:

    On April 11, 1995, a Form 8-K/A was filed pursuant to item 2,
Acquisition or Disposition of Assets, for filing of pro forma financial information pursuant to Regulation S-X.

    On April 20, 1995, a Form 8-K was filed pursuant to item 5,
Other Events, for a  press release announcing that William E.
Cook, the Company's Chairman and CEO, had exercised stock options to purchase 300,000 shares of the Company's common stock.

    On May 11, 1995, a Form 8-K was filed pursuant to item 5,
Other Events, for a press release that announced the Company's fiscal third quarter ended March 31, 1995 operating results.

    On June 7, 1995, a Form 8-K was filed pursuant to item 5, Other Events, for a press release issued June 1, 1995 announcing the resignation of William E. Cook, the Company's Chairman and CEO and the results of the Company's annual meeting of shareholders on May 31, 1995 in which five new directors were added to the board replacing Mr. Cook and two existing directors.

    On June 21, 1995, a Form 8-K was filed pursuant to item 1,
Changes in Control of Registrant, that announced the results of the Company's May 31, 1995 annual meeting of shareholders and the change in the Company's Board of Directors and management.

                           REPORT OF INDEPENDENT
                AUDITORS' ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors
DDL Electronics, Inc.


Under date of August 18, 1995, we reported on the consolidated balance sheets of DDL Electronics, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders equity, and cash flows for the years then ended, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10K for the year 1995. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of this Form 10K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express and opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





KPMG PEAT MARWICK LLP
Portland, Oregon
August 18, 1995






                    Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 pertaining to the 1975 Nonqualified Stock Option Plan, the 1980 Employee Stock Option Plan, the 1981 Incentive Stock Plan, and the 1985 and 1987 Stock Incentive Plans (No. 33-18356) and the 1991 Nonstatutory Stock Option Plan (No. 33-45102) of DDL Electronics, Inc. of our Report dated August 20, 1993, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears in this Form 10-K


Price Waterhouse LLP
September 28, 1995

                     DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         SCHEDULE VIII - VALUATION AND
                        QUALIFYING ACCOUNTS AND RESERVES


                         Balance at     Charged to                    Balance
                         Beginning      Costs and                      at End
                         of Period      Expenses       Deductions   of Period


Allowance for doubtful accounts -

Year ended:
June 30, 1993            $748,000        $570,000      $(373,000)     $945,000

June 30, 1994             945,000         293,000       (705,000)      533,000

June 30, 1995             533,000          95,000       (446,000)      182,000

Inventory reserves -

Year ended:

June 30, 1993            $275,000        $780,000      $(881,000)      $174,000

June 30, 1994             174,000         266,000        (56,000)       384,000

June 30, 1995             384,000          62,000       (290,000)       156,000

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDL Electronics, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDL Electronics, Inc.


By__/s/ Don A. Raig____________
    Don A.Raig                           Date: September 28, 1995
    Interim President and Chief Operating
    Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By___/s/  Don A. Raig_____________
    Don A.Raig                           Date: September 28, 1995
    Interim President and Chief Operating
    Officer and Director

(Principal Financial and Accounting Officer)

_/s/___Erven Tallman_______________
Erven Tallman                         Date: September 28, 1995
Acting Chairman, Chief Executive Officer and Director



/s/___Rob Wilson____________________
Rob Wilson                           Date: September 28, 1995
Interim Vice President and Director

/s/____Philip H. Alspach____________
 Philip H. Alspach                    Date: September 28, 1995
 Director

/s/____Bernee D. L. Strom__________
Bernee D.L. Strom                    Date : September 28, 1995
Director

/s/____Melvin Foster______________
Melvin Foster                        Date: September 28, 1995
Director

                               EXHIBIT INDEX

3-a       Amended and Restated Certificate of Incorporation of
the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8, Commission File No.
33-7440)

3-b       Bylaws of the Company, amended and restated, effective
March 1995

3-c       Certificate of Amendment of Certificate of
Incorporation of the Company to increase authorized number of common shares (incorporated by reference to Exhibit 3-c of the Company's 1990 Annual Report on Form 10-K)

3-d       Certificate of Designation, Preferences and Rights of
Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8, Commission File No. 33-7440)

3-e       Certificate of Designation, Preferences and Rights of
Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 of the Company's Registration
Statement on Form S-8, Commission File No. 33-7440)

4-a       Indenture dated July 15, 1988, applicable to the
Company's 8-1/2% Convertible Subordinated Debentures due August
1, 2008 (incorporated by reference to Exhibit 4-c of the Company's 1988 Annual Report on Form 10-K)

4-b       Supplemental Indenture relating to the Company's 8-1/2%
Convertible Subordinated Debentures due August 1, 2008
(incorporated by reference to Exhibit 4-b of the Company's 1991
Annual Report on Form 10-K)

4-c       Indenture relating to the Company's 7% Convertible
Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4-c of the Company's 1991 Annual Report on Form 10-K)

4-d       Rights Agreement dated as of June 10, 1989, between the
Company and Bank of America, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated
June 15, 1989)

4-e       Amendment to Rights Agreement dated as of February 21,
1991, amending the Rights Agreement dated as of June 10, 1989, between the Company and Bank of America, as Rights Agent
(incorporated by reference to Exhibit 4.7 of Registration
Statement No. 33-39115)

10-a      Intentionally not used

10-b      1980 Employee Stock Option Plan (incorporated by
reference to Exhibit 1 of Registration Statement No. 2-69580)

10-c      1981 Incentive Stock Option Plan (incorporated by
reference to Exhibit 4 of Registration Statement No. 2-79576)

10-d      1985 Stock Incentive Plan (incorporated by reference to
Exhibit 4a of Registration Statement No. 33-3172)

10-e      1987 Stock Incentive Plan (incorporated by reference to
Exhibit 4a of Registration Statement No. 33-18356)

10-f      Form of Indemnity Agreement with officers and directors
(incorporated by reference to Exhibit 10-o of the Company's 1987
Annual Report on Form 10-K)

10-g      Consulting Agreement dated March 26, 1990, between the
Company and Thomas C. Beiseker (incorporated by reference to
Exhibit 10-s of the Company's 1990 Annual Report on Form 10-K)

10-h           Standard Industrial Lease-Net dated August 1,
1984, among the Company, Aeroscientific Corp., and Bradmore Realty Investment Company, Ltd. (incorporated by reference to
Exhibit 10-w of the Company's 1990 Annual Report on Form 10-K)

10-i      Net Lease Agreement dated December 2, 1985, among the
Company, Catel Telecommunications, Inc. and Phoenix Mutual life
Insurance Company (incorporated by reference to Exhibit 10-x of the Company's 1990 Annual Report on Form 10-K)

10-j      Agreement dated March 10, 1992, between Irlandus
Circuits Limited and the Industrial Development Board for
Northern Ireland amending the Grant Agreement dated September 16,
1987, between Irlandus and the Industrial Development Board
(incorporated by reference to Exhibit 10-br of the Company's 1992
Annual Report on Form 10-K)

10-k      Agreement dated September 10, 1991, between DDL
Electronics Limited and the Industrial Development Board for Northern Ireland amending the Grant Agreement dated August 29, 1989, between DDL Electronics and the Industrial Development Board (incorporated by reference to Exhibit 10-bt of the Company's 1992 Annual Report on Form 10-K)

10-l      Agreement dated November 22, 1991, between DDL
Electronics Limited and the Industrial Development Board for Northern Ireland amending the Grant Agreement dated August 29, 1989, between DDL Electronics and the Industrial Development Board (incorporated by reference to Exhibit 10-bu of the Company's 1992 Annual Report on Form 10-K)

10-m      Agreement dated March 9, 1992, between DDL Electronics
Limited and the Industrial Development Board for Northern Ireland amending the Grant Agreement dated August 29, 1989, between DDL Electronics and the Industrial Development Board (incorporated by reference to Exhibit 10-bv of the Company's 1992 Annual Report on Form 10-K)

10-n      Agreement dated June 22, 1992, between DDL Electronics
Limited and the Industrial Development Board for Northern Ireland amending the Grant Agreement dated August 29, 1989, between DDL Electronics and the Industrial Development Board (incorporated by reference to Exhibit 10-bw of the Company's 1992 Annual Report on Form 10-K)

10-o      Standard Offer, Agreement and Escrow Instructions for
Purchase of Real Estate dated July 15, 1992, between Mark Lainer and/or Nominee and the Company's A.J. Electronics, Inc. subsidiary (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1992)

10-p      Standard Industrial Lease - Net dated October 15, 1992,
between L.N.M. Corporation-Desert Land Managing Corp. and the Company's A.J. Electronics, Inc. subsidiary (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993)

10-q      Standard Offer, Agreement and Escrow Instructions for
Purchase of Real Estate dated October 19, 1992, between Business Ventures Corporation and the Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 1993)

10-r      Form of Exchange Agreement between certain holders of
the Company's 7% and 8-1/2% Convertible Subordinated Debentures and the Company dated as of November 11, 1992 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 1993)

10-s      Warrant Agreement by and between the Company and
American Stock Transfer & Trust Company dated as of November 11,
1992 (incorporated by reference to Exhibit 28.2 of the Company's
Current Report on Form 8-K dated January 7, 1993)

10-t      Lease Modification and Termination Agreement and
Promissory Note, dated April 28, 1993, between the Company and Phoenix Home Life Mutual Insurance Company (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1993)

10-u      Form of Exchange Agreement between certain holders of
the Company's 7% and 8-1/2% Convertible Subordinated Debentures and the Company dated May 14, 1993 (incorporated by reference to Exhibit 28.2 of the Company's Current Report on Form 8-K dated May 19, 1993)

10-v      Amendment to Lease Modification and Termination
Agreement, dated June 11, 1993, between the Company and Phoenix
Home Life Mutual Insurance Company (incorporated by reference to
Exhibit 10-bz of Registration Statement No 33-63618)

10-w      Form of Exchange Agreement between certain holders of
the Company's 7% and 8-1/2% Convertible Subordinated Debentures and the Company dated June 24, 1993 (incorporated by reference to Exhibit 10-ca of Registration Statement No. 33-63618)

10-x      Stock Purchase Agreement, dated July 7, 1993, between
Meret Optical Communications, Inc. and the Company (incorporated by reference to Exhibit 10-cb of Registration Statement No.
33-63618)

10-y      Second Amendment to Lease among Bradmore Realty
Investment Company, Ltd., the Company and the Company's
Aeroscientific Corp. subsidiary, dated July 2, 1993 (incorporated by reference to Exhibit 10-cd of Registration Statement No.
33-63618)

10-z      1991 General Nonstatutory Stock Option Plan adopted on
December 31, 1991 (incorporated by reference to Exhibit 10-cf of the Company's 1993 Annual Report on Form 10-K)

10-aa          Form of Series B preferred Stock Purchase
Agreement between the Company and the Industrial Development
Board for Northern Ireland (incorporated by reference to Exhibit
10.2 to the Company's Report on Form 8-K dated October 22, 1993)

10-ab          Data-Design Laboratories, Inc. 1993 Stock
Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8, Commission file No.
33-74400)

10-ac          Data-Design Laboratories, Inc. Non-Employee
Directors Stock Option Plan (incorporated by reference to Exhibit
4.8 of the Company's Registration Statement on Form S-8,
Commission File No. 33-74400)

10-ad          Form of Land Registry for the Company's Northern
Ireland subsidiaries dated November 4, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 1993)

10-ae          Form of Guaranty by the Company's Northern Ireland
subsidiaries dated November 4, 1993 in favor of The Tokai Bank, Ltd. and First Interest Bank of Oregon (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 1993)

10-af          Form of Guaranty by the Company's Northern Ireland
subsidiaries dated November 4, 1993 in favor of Sanwa Bank
California (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report of Form 10-Q for the quarter ended
September 30, 1993)

10-ag          Form of Severance Agreement for Key Employees of
the Company (incorporated by reference to the Company's 1994
Annual Report on Form 10-K)

10-ah          Subscription Agreement for 760,000 shares of DDL
Electronics, Inc.'s Common Stock (incorporated by reference to
Exhibit 10a of the Company's Quarterly Report of Form 10Q for the quarter ended September 30, 1994)

10-ai          Asset Purchase Agreement by and between Yamamoto
Manufacturing USA Inc. ("Buyer") and Aeroscientific Corp.
("Seller") (incorporated by reference to Exhibit 10a of the Company's Report on Form 8K dated November 2, 1994)

10-aj          Asset Purchase Agreement by and between Raven
Industries, Inc., A.J. Electronics, Inc. and DDL Electronics,
Inc. (incorporated by reference to Exhibit 2.1 of the Company's
Report on Form 8K dated January 17, 1995)

10-ak          Closing Settlement Statement executed by A.J.
Electronics Inc., DDL Electronics, Inc. and Raven Industries,
Inc. (incorporated by reference to Exhibit 2.2 of the Company's
Report on Form 8K dated January 17, 1995)

10-al          Non-Competition and Non-Disclosure Agreement
between A.J. Electronics and Raven Industries, Inc. (incorporated by reference to Exhibit 2.3 of the Company's Report of Form 8K dated January 17, 1995)

10-am          Payoff Agreement between Sanwa Bank California and
the Company dated December 29, 1994

10-an          Termination Agreement between First Interstate
Bank of Oregon, N.A., the Tokai Bank Ltd. and the Company dated
December 29, 1994

10-ao          Employment Agreement between DDL Electronics, Inc.
and William E. Cook

10-ap          Settlement Agreement between DDL Electronics, Inc.
and opposition shareholders committee (SCRMM)

11        Statement re: Computation of Per Share Earnings.

13        Annual Report to security holders

16        Letter from Price Waterhouse regarding dismissal as
independent accountants (incorporated by reference to Exhibit 16 of the Company's 1994 Annual Report on Form 10K)

21        Subsidiaries of the Registrant

23a       Consent of KPMG Peat Marwick, LLP

23b       Consent of Price Waterhouse, LLP

27        Financial Schedule for electronic filers

99        Undertaking for Form S-8 Registration Statement