Form 10-K/A
period 1995-06-30
DDL ELECTRONICS INC
filed 1995-10-31
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended June 30, 1995

                                    OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to
__________
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

                               EXHIBIT INDEX
                                See page 18

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

    Marketing and Customers. The Company's sales in the ECM and fabrication businesses and the percentage of its consolidated sales to the principal end-user markets it serves for the last three fiscal years were as follows (dollars in thousands):

                               Year Ended June 30,
Markets                1995                 1994          1993
Computer          $ 7,115  24.1%     $23,905  49.3%  $25,479  44.0%
Communications      6,926  23.4        8,396  17.3    14,881  25.7
Financial           2,067   7.0          -      -         -     -
Industrial &
  Instrumentation   6,044  20.4        6,196  12.8      6,555 11.3
Medical             4,668  15.8        6,533  13.4      6,582 11.4
Automotive            175    .6          889   1.8      1,035  1.8
Government/
  Military          1,362   4.6       1,411    2.9     1,509   2.6
Other              1,219    4.1       1,199    2.5     1,842   3.2
Total            $29,576  100.0%    $48,529  100.0%  $57,883 100.0%

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

     At the end of the fiscal year ended June 30, 1995, the Company's ECM business had approximately 16 customers, all of which were located in Western Europe, compared to 60 in fiscal 1994 and 37 in fiscal year 1993. At the end of fiscal year 1995, the Company fabricated PCBs for approximately 98 customers, substantially all of which are located in Western Europe, compared to 211 in fiscal year 1994 and 169 in fiscal year 1993. The Company's five largest customers accounted for 21%, 45% and 39% of consolidated sales during fiscal years 1995, 1994, and 1993, respectively. For all three fiscal years, no single PCB fabrication customer accounted for more than 4% of the Company's consolidated sales. The Company's largest European ECM customer accounted for approximately
8% of consolidated sales in fiscal year 1994. Dataproducts Corporation, the largest customer of the
Company's former domestic ECM operation, accounted for 13% of consolidated sales in both fiscal years 1993 and 1994. No single customer of the Company's domestic PCB or ECM discontinued businesses accounted for more than 2% of consolidated sales in fiscal year 1995.

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

In recognition of the shareholder vote, and prior to the certification of the results by the independent inspectors of election, John F. Coyne and Rockell N. Hankin resigned from the Board of Directors immediately following the Annual Meeting of Shareholders. At a meeting of the Board, the remaining Directors accepted these resignations and elected Bernee D. L. Strom and Erven Tallman to fill the vacancies and to serve as directors pending certification of the election results. Solicitation for election of Ms. Strom and Mr. Tallman as Class II Directors was made by an opposition shareholder committee known as "Shareholders Committee to Remove a Moribund Management" ("SCRMM"). A Settlement Agreement was entered into between the departing Board members of management and SCRMM that, among other things, provided for the election without dispute, of Ms. Strom and Mr. Tallman as Directors, required the resignation without dispute, of William E. Cook, the acceptance and recognition by SCRMM of prior company employment and severance agreements with management, and provision for payment of proxy solicitation expenses of DDL up to $150,000 paid by the Company and a similar amount paid for SCRMM's proxy solicitation expenses.


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

    The report of Price Waterhouse dated August 20, 1993, for the fiscal year ended June 30, 1993, included the following explanatory paragraph:

    "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has failed to generate positive cash flows from operations.
In addition, the Company's bank term loan matures on May 1, 1995 and the letter of credit, which secures payment of interest and principal on the Company's industrial development bonds, also expires on May 1, 1995. At this time, there is no indication that the Company will be able to either fulfill their obligations when due or secure financing to replace these obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

                                 PART III

Item 10. Directors and Executive Officers of the Registrant

                                   Principal Occupation and        Year First
                               Business Experience Including   Elected/Appointed
                                  Service on Other Boards    Age     a Director

Class I Director to Continue for Term Expiring in 1996:
Philip H. Alspach            President, Intercon, Inc., a     71        1986
                             management consulting and
                             mergers and acquisitions firm

Class II Director to Continue in Office Until 1997:

Bernee D. L. Strom           President, USA Digital Radio     48        1995
                             a limited partnership,
                             Chicago, Illinois

Erven Tallman                Chief Executive Officer of DDL   68        1995
                             Electronics, Inc. and Chairman
                             of the Board


Class III Director to Continue in Office Until 1995:

Melvin Foster                Principal and attorney, Melvin   69        1995
                             Foster & Associates, Boston,
                             Massachusetts

Don A. Raig                  President and Chief Operating    54         1995
                             Officer of DDL Electronics, Inc.

Robert Gordon Wilson         Vice President of DDL            51         1995                       Inc.
                             Electronics, Inc.

Executive Officers and Directors

  Set forth below is a list showing the names, ages, and positions of each of the Company's executive officers and directors.

     Name               Age           Position
William E. Cook         46       Former Chief Executive Officer and Class III
                                 Director*
John F. Coyne           45       Former President, Chief Operating Officer
                                 & Class II Director*
Rock Hankin             47       Former Class II Director

M. Charles Van Rossen   39       Chief Financial Officer and Secretary

Erven Tallman           68       Acting Chief Executive Officer and Class II
                                 Director*

Don A. Raig             54       Interim President, Chief Operating Officer &
                                 Class III Director*

Rob Wilson              51       Interim Vice President and Class III Director*      Philip H. Alspach  71   Class I Director*

Melvin Foster           69       Class III Director*

Bernee D. L. Strom      48       Class II Director*


*The Company's Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, designated as Class I, Class II, and Class
III. The Board currently consists of six directors, one in Class I, two in Class
II, and three in Class III, whose current terms of office expire on the date of the 1996, 1997, and 1995 annual meeting of stockholders, respectively.

     Mr. Cook was elected President and Chief Executive Officer and a director of the Company in December 1991, and served as Chairman and Chief Executive Officer. Prior to 1991, he was a special partner with TBM Associates, a venture capital firm. From 1981 to 1990, he was President, Chief Executive Officer and a founder of Signal Technology Corporation, a publicly traded manufacturer of electronic engineered products. Mr. Cook resigned from the Company and the Board of Directors subsequent to the May 31, 1995 Annual Meeting.

     Mr. Coyne joined the Company in November 1990 as Managing Director of the Company's European operations and became Executive Vice President in
June 1994. Mr. Coyne subsequently became President and Chief Operating Officer in August 1994. Prior to his employment by the Company, Mr. Coyne was Regional Vice President in Europe for SCI Inc., a publicly traded electronic contract manufacturer. Prior to that time, Mr. Coyne worked in various capacities with Western Digital Corporation, a publicly traded entity primarily engaged
in the manufacture and sale of disk drives.   Mr. Coyne was not elected a
Director at the May 31, 1995 Annual Shareholder Meeting and was not reappointed as an officer of the Company subsequent to the meeting. Mr. Coyne continues as Managing Director of the Company's European Operation.

     Mr. Van Rossen joined the Company as Controller in May 1992 and became Chief Financial Officer and Secretary in March 1994. Prior to his employment by the Company, Mr. Van Rossen worked in various financial positions with Pacificorp, a publicly traded holding company for a diversified group of utilities. Mr. Van Rossen resigned from the Company on July 21, 1995 and currently acts as a consultant until November 1, 1995.

     Mr. Alspach has been a director of the Company since 1986. He has also been President of Intercon, Inc., a management consulting and mergers and acquisitions firm, since December 1985.

     Mr. Hankin has been a director of the Company since 1986. He has also been Senior Partner at Hankin & Co., a business advisory and management firm, since July 1986. Prior to that date, he was a partner of Price Waterhouse. Mr. Hankin is also a director of Alpha Microsystem (a publicly traded microcomputer and peripheral equipment manufacturer), Sparta, Inc. (a private engineering services company), LaVictoria Foods, Inc. (a private food preparation and distribution company), Kavlico (a private electronic contract equipment manufacturer), and Semtech (a publicly traded electronic contract equipment manufacturing company). Mr. Hankin was Chairman of the Audit Committee and is a member of the Compensation Committee. Mr. Hankin was not re-elected as a Director at the May 31, 1995 Annual Shareholder Meeting.

     Mr. Tallman was elected to the Company's Board of Directors at the May
31, 1995 Annual Shareholders' Meeting.  He was made acting Chairman of the
Board and Chief Executive Officer replacing Mr. Cook, at the Board Meeting following the Shareholders' meeting. Mr. Tallman is a member of the Compensation Committee of the Board of Directors. Besides Mr. Tallman's involvement with DDL, his positions with other companies include General Manager and Partner of Inland Empire Properties Ltd., General Manager and President of Phone Alert Corp., President and General Manager of Pactall Corp., and President and CEO of E.B. Tall, Inc. Mr. Tallman is also a Board member and is an active member of the Compensation Committees of each of the aforementioned enterprises.

     Mr. Raig was appointed to the Board of Directors and made Interim President and Interim Chief Operating Officer, replacing Mr. Coyne, subsequent to the May 31, 1995 Annual Shareholders' Meeting. Prior to his employment with the Company, Mr. Raig worked and continues to work as an independent attorney and trustee for various groups in Southern California.

     Mr. Wilson was appointed to the Board of Directors and made an Interim Vice President subsequent to the May 31, 1995 Annual Shareholders' Meeting.
Mr. Wilson is a member of the Compensation Committee of the Board of Directors. Mr. Wilson is an independent business consultant operating within a family-held private corporation unaffiliated with the Company as its chief financial officer, director and member of the compensation committee of Brandevor Enterprises, Ltd., a Toronto Stock Exchange listed company, a director of Crystallex Mines a Vancouver Stock Exchange listed company, director of Amusements International Ltd. listed on the Alberta Stock Exchange, director, Job Industries Ltd, listed on the Vancouver Stock Exchange, and director, chief executive officer and member of the Compensation Committee of Bonkers Indoor Playgrounds, Inc., a privately held company.

     Melvin Foster was appointed a Director of the Company subsequent to the May 31, 1995 Annual Shareholders' Meeting. Mr. Foster is a member of the Audit Committee of the Board of Directors. Mr. Foster is an attorney and principal in Melvin Foster & Associates in Boston, Massachusetts.

     Ms. Strom was elected a Class II Director at the May 31, 1995 Annual Shareholders' Meeting and serves as Chairperson of the Audit Committee of the Board of Directors. Ms. Strom is President of USA Digital Radio, a limited partnership. She also serves on the Board of Directors of Software Publishing Corporation, a NASDAQ listed company, and is Chairman of the Board of Quantum Development Corporation, a privately held Company.

     None of the Company's executive officers or directors are related by blood or marriage. There are no arrangements or understandings between the listed individuals and any other person pursuant to which those individuals were selected as an officer or director.

             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      Under the securities laws of the United States, the directors and executive officers of the Company and persons who own more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. The Company is required to disclose in its proxy statement any late filings during the 1995 fiscal year. To the Company's knowledge, based solely upon its review of the copies of such reports required to be furnished to the Company during the fiscal year ended June 30, 1995, during the two years ended June 30, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% owners were complied with.

         Item 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth the cash compensation paid or accrued by the Company to the Chief Executive Officer and other executive officers of the Company attributable to their services for each of the fiscal years in the three-year period ended June 30, 1995:

                                                                 Long Term
                                                               Compensation
                   Annual Compensation                            Awards

Name and Principal                            Other Annual
Positions        Year   Salary(1)    Bonus    Compensation(2)     Options(#)
Erven Tallman    1995    $ --        $  --      $  --                 --
Acting Chairman  1994      --           --         --                 --
and Chief        1993      --           --         --                 --
Executive Officer

William E. Cook  1995   $171,000        --      $268,000(3)           --
Chairman and     1994    166,000        --        18,000             4,183(4)
Chief Executive  1993    165,000        --        20,000           512,586(4)
Officer

John F. Coyne    1995  $ 119,000(5) $27,000      $50,000            100,000
President and    1994     78,000       --         67,000           --
Chief Operating  1993     91,000       --         74,000             50,000
Officer

M. Charles
Van Rossen       1995    $90,000(6)    --            --             --
Controller &     1994     73,000       --          8,000             15,000
Chief Financial  1993     70,000       --          9,000             20,000
Officer

[FN]
(1) Amounts shown include compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers. Amounts paid in British Pound Sterling translated into the Company's functional currency using the average annual translation rate .

(2) Amounts in the "Other Annual Compensation" column include amounts credited to individual 401(k) accounts from a suspense account within the 401(k) Plan, statutory pension amounts as required in Northern Ireland and other non-cash benefits.

(3) Other Annual Compensation received by Mr. Cook in fiscal 1995 includes severance and earnings realized from exercise of non-statutory stock options. An agreement was entered into by the Company and Mr. Cook at the Annual Shareholders Meeting held May 31, 1995, in which Mr. Cook resigned from the Company and was granted severance equal to one year's salary or $165,000 of which $35,000 was paid in the current fiscal year.

(4) Such options were granted pursuant to an anti-dilution provision contained in Mr. Cook's 1991 stock option agreement. The anti-dilution provision was triggered as a result of the conversion and exchanges of convertible subordinated debentures and the exercise of stock options by others.

(5) Mr. Coyne was promoted to President and Chief Operating Officer and made a Director of the Company in August 1994, At the May 31, 1995 Annual Shareholders Meeting Mr. Coyne was not elected a director or appointed an officer of the Company, but continued as Managing Director of the Company's Northern Ireland subsidiaries.

(6) Mr. Van Rossen resigned as an officer of the Company effective July 21, 1995 and currently acts as a consultant until November 1, 1995.


                             OPTION GRANTS IN FISCAL 1995

         The following table sets forth information concerning options granted to each of the named executive officers during fiscal 1995:







                                                       Potential Realizable
                                                        Value at Assumed
                                                       Annual Rates of Stock
                                                           Price Appreciation
                                                             for Option Term

                                                                    5%      10%
Name




Options
Granted

% of Total
Options
Granted to
Employees in
Fiscal Year



Exercise or
Base price
($/Sh)




Expiration
Date














5%

10%


John F. Coyne

50,000

41.7%

$1.25

07/06/2004

$35,000

$63,000


John F. Coyne

50,000

41.6%

1.37

08/09/2004

26,000

$49,000


AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1995 AND FISCAL YEAR END
                              OPTION/SAR VALUES

         The following table sets forth information concerning options held by each of the named executive officers as of June
30, 1995.

                                               Number of
                                               Unexercised
Options        Value of Unexercised In the
Shares Acquired                      at FY-End
Money Options at FY-End           Name   on Exercise       Value
Realized Exercisable/Unexercisable
Exercisable/Unexercisable
John F. Coyne      -         -           170,833/29,167
  $57,986/10,764 M. Charles Van Rossen   -         -
25,833/17,167               $10,417/$7,709
         Directors who are not also officers receive $750 per month, $1,000 for each meeting of the Board of Directors attended, and $1,000 for attendance at each committee meeting not scheduled in conjunction with meetings of the Board of Directors.


Indemnity Agreements. On August 3, 1987, as contemplated by the Company's Bylaws, the Board authorized the Company to enter into separate indemnity agreements with directors and former directors of the Company as well as executive officers of the Company and its subsidiaries. Such separate indemnity agreements were deemed necessary since, in the past, the Company had furnished at its expense directors and officers liability insurance protecting the foregoing individuals from personal liability in connection with their service to the Company. Such insurance is not always available to the Company at a reasonable cost or at desired policy limits. There was some concern that, in the absence of insurance, the indemnities available under the Company's Certificate of Incorporation and Bylaws may not be adequate to protect such individuals against the risk of personal liability associated with their service to the Company. The indemnity agreements provide that the Company will pay any amount which an indemnitee (i.e., a director or former director of the Company or an executive officer of the Company and/or its subsidiaries) is legally obligated to pay because of any claim or claims made against such indemnitee as a result of any act or omission, neglect, or breach of duty, including any actual or alleged error or misstatement or misleading statement, such indemnitee commits while acting in his capacity as a director of the Company or as an officer of the Company and/or its subsidiaries, or while serving at the request of the Company as a director or officer of another corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise. No indemnification is provided in situations involving dishonesty or improper personal profit, among other situations. The payments to be made under the indemnity agreements include damages, judgments, fines, ERISA excise taxes and penalties, settlements and costs, including defense costs, and costs of attachment or similar bonds.

         Employment Agreement. On December 3, 1991, William E. Cook was elected President, Chief Executive Officer and a director of the Company. In connection therewith, Mr. Cook entered into a one year employment agreement which provided for an annual salary of $165,000. The employment agreement also provided that Mr. Cook receive an option vesting over 19 months to purchase a number of shares equal to 9% (596,992 shares) of the Company's then outstanding Common Stock at $.50 per share, which represented the lowest closing price of the Common Stock during the 30 days preceding December 3, 1991. The number of shares subject to option have been increased pursuant to dilution and anti-dilution provisions of the option agreement. On January 1, 1995, Mr. Cook entered into a new employment agreement with the Company under the same terms as Mr. Cook's prior agreement with the exception of Mr. Cook's severance benefits that were extended to one year.

         Executive Severance Arrangements. In December 1994 and January 1995, the Company entered into severance agreements with Dave Anderson, then President of A.J. Electronics., Inc. (A.J.), John Coyne, the President and Chief Operating Officer of the Company, and M. Charles Van Rossen, Chief Financial Officer for the Company. Under these Agreements, if a participant's employment were terminated other than for cause or voluntary resignation ("Involuntary Termination"), then he would be entitled to severance pay in the form of monthly payments equal to his then current monthly salary, less applicable withholdings and welfare benefits from his termination date until the earlier of (i) the date on which the participant accepts other full time employment or (ii) 180 days following the date of Involuntary Termination.
Notwithstanding the foregoing, if the participant accepts part time employment or consulting engagements during the severance period, the severance obligations of the Company will be reduced by the amount the participant receives for such part-time work or consulting. The agreement also provides that for up to one year after the occurrence of a "change in control" of the Company, each participant is entitled to the severance provisions of the agreement upon voluntary resignation. Such a change in control was triggered by events at the Company's May 31, 1995 Annual Shareholders Meeting. Additionally, the severance provisions of Mr. Cook's employment agreement were also triggered by events at the Annual Shareholders Meeting and accordingly, Mr. Cook is entitled to one year of severance pay and full benefits as existing at the time of the meeting. Mr. Anderson's severance agreement was trig-gered on March 10, 1995 upon the liquidation of A.J.'s operations in Southern California.
              The Board of Directors believes that these executive severance arrangements will help assure continued dedica-tion, availability of objective advice, and counsel from key management.


                REPORT OF THE COMPENSATION COMMITTEE OF THE
        BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
         The Compensation Committee of the Board of Directors (the "Committee") administers the Company's executive compensation programs and reviews and approves salaries of all elected officers, including those of the executive officers named in the Executive Compensation Table. The Committee is also responsible for administering the Company's stock option plans (except for the non--discretionary 1993 Non-Employee Directors Stock Option Plan) and making incentive awards. The Company's executive compensation programs are designed to:
         - provide competitive levels of base compensation in order to attract, retain and motivate high quality employees;

         - tie individual total compensation to individual performance and the success of the Company; and
         - align the interests of the Company's executive officers with those of its stockholders.
Base Salary

         Base salary is targeted to be moderate yet competitive in relation to salaries commanded by those in similar posi-tions in comparable companies. Additional consideration is to be made in the form of bonuses or stock options, the latter through potential increases in the price of the Company's stock. The Committee reviews management recom-mendations for executives' salaries and examines survey data for executives with similar responsibilities in comparable companies to the extent such data is available. Individual salary determinations are based on experience, sustained performance and comparison to peers inside and outside the Company. With the exception of Mr. Coyne none of the other executive officers named in the Executive Compensation Table received salary increases during fiscal 1995.
Incentive Compensation Program

         The Company maintains an incentive compensation program for substantially all officers and executives designed to reward such individuals for their contributions to corporate and individual objectives. In the past, the programs have provided additional compensation based on performance and profits of those operations for which the various execu-tives have responsibility. During the last fiscal year, no amounts were paid to the Company's officers or executives under the plans due to cash constraints.

Stock Options

         The Committee administers the Company's 1993 Stock Incentive Plan, which is designed to align the interests of management with those of the Company's stockholders. The number of stock options granted is related to the recipient's base compensation and level of responsibility. All options have been granted with an option exercise price equal to the fair market value of the Company's common stock on the date of grant. The tables above set forth information concerning options granted to named executives during fiscal 1995.
         Because of the Company's financial condition and the importance of conserving cash, the Company has tended to limit the level of cash remuneration paid to executive officers and increase the level of stock option grants. Particu-larly during a period focused on operational and financial turnaround, the Committee believes that stock options closely align the objectives of management and the stockholders and provide a balance given the limits placed on cash remuneration. In the future, the Committee will continue to evaluate cash and stock incentive compensation alterna-tives to best achieve the objectives of the Company's executive compensation program.

Compensation of Chief Executive Officer

         On December 3, 1991, William E. Cook was elected President, Chief Executive Officer and a director of the Company. Mr. Cook's compensation package was designed to provide Mr. Cook with a significant incentive to increase stockholder value through a successful turnaround effort. His employment agreement provides for an annual salary of $165,000. In addition, Mr. Cook received an option vesting over 19 months to purchase a number of shares equal to 9% of the Company's then outstanding Common Stock (596,992 shares) at $.50 per share, which represented the lowest closing price of the Common Stock during the 30 days preceding December 3, 1991. The number of shares subject to this option are automatically increased or decreased pursuant to certain dilution and anti-dilution provisions of the option agreement. The Committee believes that the increase in the market value of the Company's Common Stock is in very large part due to Mr. Cook's success in achieving certain financial and operational turnaround goals, including (i) restructuring the Company's senior debt, (ii) facilitating several exchanges of subordinated debt for equity securities, (iii) selling the Company's communications subsidiary to a third party, (iv) addressing serious operating problems (including completion of the shut down of the Company's Anaheim, California facility), (v) raising needed cash through the exercise of outstanding warrants and the private placement of preferred stock, and (vi) reducing the Company's operating losses and negative cash flow.

Compensation of Current Corporate Officers

         None of the Company's current corporate officer are receiving any cash compensation other than to pay for out of pocket expenses incurred to administer their executive duties. The Board anticipates remunerating these individual at a later date in the form of options or warrants to buy the Company's common stock.

                                       Compensation Committee
                                       Erven Tallman
                                       Robert G. Wilson

Compensation Committee Interlocks and Insider Participation
   Philip H. Alspach and Rockell N. Hankin served on the Compensation Committee in fiscal 1995. Messrs Alspach and Hankin resigned from the Compensation Committee on May 31, 1995. Erven Tallman and Robert G. Wilson were appointed to the Compensation Committee in June 1995. There are no interlocks between the Company and other entities involving the Company's executive officer and board members who serve as executive officer of board members of other entities.

Stockholder Return Performance Table

         The following performance table compares the cumulative total return assuming the reinvestment of dividends for the period from June 30, 1990 through June 30, 1995, from an investment of $100 in (i) the Company's Common Stock, (ii) the Dow Jones Industrials as a group, and (iii) the Dow Jones Computer Index group of companies.
                                                 DDL Stock Dow
Jones               Dow Jones                Value with Computers
Index              Industrial Average            Reinvestment
06/29/90 $100.00        06/29/90       100.00         06/29/90
 $100.00 06/28/91   86.25        06/28/91       107.70
06/28/91        27.58 07/02/92   90.47        07/02/92
124.21         07/02/92        37.93 06/30/93   71.34
06/30/93       141.25         0702/93           61.41 06/30/94
81.06        06/30/94       147.84         07/01/94        31.28
06/30/95 $87.46         06/30/95       181.81         07/01/95
  $43.52

         Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGE-
                   MENT

                          PRINCIPAL STOCKHOLDERS

Except as otherwise indicated, the following table sets forth as of April 3, 1995 the number of shares and percen-tage of outstanding Common Stock of the Company beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) each officer listed in the Executive Compensation Table, and (iv) all executive officers and directors of the Company as a group:

                Beneficially Owned(1)
            Shares of Common Stock Name and Address of
Beneficial Owner*           Number              Percent of Class
Karen Beth Brenner
16,400(2)(3)                    **  P.O. Box 9109
Newport Beach, CA  92658

Karen Beth Brenner                               1,441,444(2)(4)
                      8.9%  (Sole Proprietorship)
1300 Bristol Street North #230
Newport Beach, CA  92660

Richard Fechtor
443,050(2)(5)                    2.7%  17 Emily Road
Framington, MA  01701

Fortuna Investment Partners, L.P.
956,660(2)(6)                    5.9%  100 Wilshire Blvd., 15th
Floor
Santa Monica, CA  90401

Ronald J. Vannuki
573,427(2)(7)                    3.5%  100 Wilshire Blvd., 15th
Floor
Santa Monica, CA  90401

William E. Cook                                    880,262(8)
                      5.4%  14337 SW Peachtree Drive
Tigard, Oregon  97224

Don A. Raig
790,415(9)                       4.6%
Philip H. Alspach
101,635(10)                      **
Erven Tallman                       155,664                1.0%
Melvin Foster                                           174,500
                      1.1%
Robert G. Wilson                         800,000(11)
  4.9%
John F. Coyne
170,833(12)                      1.1%
M. Charles Van Rossen
25,833(13)                     **
Directors and Executive
Officers as a Group (6 persons)                  2,218,888(14)
                      13.7%
* Unless otherwise noted, all directors and officers listed above can be contacted at DDL Electronics, Inc., 7320 SW Hunziker Road #300, Tigard, Oregon 97223-2302.

**   Represents less than 1% of the outstanding shares.

(1) Unless otherwise noted, shares are held with sole voting and investment power. Stockholdings include, where applicable, shares held by the spouses and minor children, including shares held in trust.
(2) This information is based upon a Schedule 13D dated February 23, 1995, as amended by a Schedule 13D dated April 1, 1995, filed with the Securities and Exchange Commission. Such schedules state that the beneficial owner is a member of a "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, comprised of Karen Beth Brenner, Karen Beth Brenner (Sole Proprietorship), Richard Fechtor, Fortuna Investment Partners, Ltd., Don A. Raig, and Ronald I. Vannuki. The members of this group are beneficial owners of 3,950,956 shares of the Company (24.4%) in the aggregate.

(3) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has sole voting and dispositive power as to all 16,400 shares.

(4) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has no voting power but sole dispositive power as to all 1,441,444 shares.

(5) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has sole voting and dispositive power as to all 443,050 shares.

(6) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has sole voting and dispositive power as to all 890,660 shares. Mr. Vannuki is the managing director of the general partner of this limited partnership.
(7) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has sole voting and dispositive power as to all 469,975 shares.

(8) Shares beneficially owned by Mr. Cook represent options for 689,462 shares that are exercisable or will be exercis-able within 60 days of June 30, 1995 and share owned of 190,800, based on Form 4 filed September, 1995.
(9) According to a form 4 filed June 30, 1995, Mr. Raig is beneficial owner of 790,415 shares of common stock includ- ing beneficial ownership of 63,115 shares issuable under conversion rights of the Company's 8 1/2% bonds, held as a limited partner with Fortuna Investment Partners, L.P.

(10) Shares beneficially owned by Mr. Alspach include options for 90,000 shares that are exercisable or will be exercis- able within 60 days of June 30, 1995.

(11) Mr. Wilson's ownership includes beneficial ownership of 240,000 shares of common stock as a partner of Fortuna Investment
Partners.

(12) Shares beneficially owned by Mr. Coyne represent options for 170,833 shares that are exercisable or will be exercisable within 60 days of June 30, 1995.

(13) Shares beneficially owned by Mr. Van Rossen represent options for 25,833 shares that are or will be exercisable within 60 days of June 30, 1995.

(14) Includes options for 286,666 shares that are or will be exercisable within 60 days of June 30, 1995.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 28, 1995, Erven Tallman, Chairman and Chief Executive Officer, committed the Company to consulting agreements with Fechtor, Detwiler & Co. and Fortuna Capital Management, Inc. Richard Fechtor, principal with Fechtor, Detwiler & Co., Ron Vannuki, President of Fortuna Capital Management, Inc., and as general partner of Fortuna Investment Partners, Ltd., are also identified under Part III, Item 12 as principal stockholders, and were members of a "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, that filed a Schedule 13D dated February 23, 1995, as amended by a
Schedule 13D dated April 1, 1995, with the Securities and
Exchange Commission.


                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K
                                            Reference (Page)
                                                   1995 Annual

        Form 10K           Report to
                      Stockholders (a)(1)
               List of Financial statements:       List of data
incorporated by reference:

         Consolidated balance sheet at June 30, 1995, and 1994*.
 . 14          Consolidated statement of operations for the years
         ended June 30, 1995, 1994, and 1993 . . . . . 15
Consolidated statement of stockholders' equity for the
years ended June 30, 1995, 1994, and 1993 . . . .  17
Consolidated statement of cash flows for the years
ended June 30, 1995, 1994, and 1993 . . . .   16          Notes
to consolidated financial statements. . . . . .18          Report
of KPMG Peat Marwick LLP on consolidated
           financial statements. . . . . . . . . . . .   13  *
The Company utilizes a 52-53 week fiscal year ending on the
Friday closest to June 30, which, for fiscal years     1995 and
1994, fell on June 30 and July 1, respectively.  For 10K filing
purposes, June 30, 1995, is utilized for     the Company's fiscal
year end.

(a)(2)   List of Financial statement schedules for the years
ended June 30,      1995, 1994, and 1993:**
    Reports of KPMG Peat Marwick LLP and Price Waterhouse on
financial       statement schedules. . . . . . . . . . .  15
    VIII                                          - Valuation and
Qualifying Accounts and Reserves .  16     IX
                      - Short-Term Bank Borrowings . . . . . . .
 . . . .None
**  Schedules other than those listed are omitted since they are
not applicable, not required, or the information     required to
be set forth therein is included in the consolidated financial statements or in the notes thereto.
(a)(3)   List of Exhibits:
    Exhibit Index  . . . . . . . . . . . . . . .18

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




KPMG PEAT MARWICK LLP
Portland, Oregon
August 18, 1995

                     DDL ELECTRONICS, INC. AND SUBSIDIARIES
                  SCHEDULE VIII - VALUATION AND
                        QUALIFYING ACCOUNTS AND RESERVES



                         Balance atCharged to            Balance
                        Beginning Costs and            at End
                     of Period ExpensesDeductions  of Period
Allowance for doubtful accounts -

Year ended:

        June 30, 1993  $   748,000        $   570,000$  (373,000
)     $  945,000
        June 30, 1994      945,000   293,000 (705,000)  533,000
      June 30, 1995      533,000    95,000         (446,000)
182,000
Inventory reserves -

Year ended:

        June 30, 1993   $  275,000$  780,000$ (881,000)        $
174,000
        June 30, 1994      174,000   266,000  (56,000)
384,000
        June 30, 1995      384,000    62,000         (290,000)
156,000

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DDL Electronics, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DDL Electronics, Inc.


By  /s/ Don A. Raig
                                                      Don A.Raig
                        Date      Interim President and Chief
Operating
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/  Don A. Raig
                                                      Don A.Raig
                        Date      Interim President and Chief
Operating
Officer and Director
(Principal Financial and Accounting Officer)



     /s/   Erven Tallman
                                                     Erven
Tallman                         Date       Acting Chairman, Chief
Executive
               Officer and Director



     /s/   Rob Wilson
                                                      Rob Wilson
                        Date            Interim Vice President
               and Director



     /s/    Philip H. Alspach
                                                      Philip H.
Alspach                    Date                          Director




     /s/    Bernee D. L. Strom
                                                      Bernee D.L.
Strom                    Date                          Director




     /s/    Melvin Foster
                                                      Melvin
Foster                        Date
Director

                               EXHIBIT INDEX

3-a       Amended and Restated Certificate of Incorporation of
the Company           (incorporated by reference to Exhibit 4.2
of the Company's Registration           Statement on Form S-8,
Commission File No. 33-7440)
3-b       Bylaws of the Company, amended and restated, effective
March 1995
3-c       Certificate of Amendment of Certificate of
Incorporation of the Company           to increase authorized
number of common shares (incorporated by reference           to
Exhibit 3-c of the Company's 1990 Annual Report on Form 10-K)
3-d       Certificate of Designation, Preferences and Rights of
Series A Junior           Participating Preferred Stock of the
Company (incorporated by reference to           Exhibit 4.2 of
the Company's Registration Statement on Form S-8, Com-mission File No. 33-7440)

3-e       Certificate of Designation, Preferences and Rights of
Series B Convertible           Preferred Stock of the Company
(incorporated by reference to Exhibit 4.2           of the
Company's Registration Statement on Form S-8, Commission File No.
         33-7440)

4-a       Indenture dated July 15, 1988, applicable to the
Company's 8-1/2% Converti-
          ble Subordinated Debentures due August 1, 2008
(incorporated by reference           to Exhibit 4-c of the
Company's 1988 Annual Report on Form 10-K)
4-b       Supplemental Indenture relating to the Company's 8-1/2%
Convertible Sub-
          ordinated Debentures due August 1, 2008 (incorporated
by reference to           Exhibit 4-b of the Company's 1991
Annual Report on Form 10-K)
4-c       Indenture relating to the Company's 7% Convertible
Subordinated Deben-
          tures due 2001 (incorporated by reference to Exhibit
4-c of the Company's           1991 Annual Report on Form 10-K)

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

10-a      Intentionally not used

10-b      1980 Employee Stock Option Plan (incorporated by
reference to Exhibit 1           of Registration Statement No.
2-69580)

10-c      1981 Incentive Stock Option Plan (incorporated by
reference to Exhibit 4 of           Registration Statement No.
2-79576)

10-d      1985 Stock Incentive Plan (incorporated by reference to
Exhibit 4a of Regis-
          tration Statement No. 33-3172)

10-e      1987 Stock Incentive Plan (incorporated by reference to
Exhibit 4a of Regis-
          tration Statement No. 33-18356)

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

10-p      Standard Industrial Lease - Net dated October 15, 1992,
between L.N.M.           Corporation-Desert Land Managing Corp.
and the Company's A.J. Electron-
          ics, Inc. subsidiary (incorporated by reference to
Exhibit 10.2 of the           Company's Quarterly Report on Form
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

10-z      1991 General Nonstatutory Stock Option Plan adopted on
December 31,           1991 (incorporated by reference to Exhibit
10-cf of the Company's 1993           Annual Report on Form 10-K)
10-aa          Form of Series B preferred Stock Purchase
Agreement between the Compa-
               ny and the Industrial Development Board for
Northern Ireland (incorpo-
               rated by reference to Exhibit 10.2 to the
Company's Report on Form 8-K                dated October 22,
1993)

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

10-ag          Form of Severance Agreement for Key Employees of
the Company (incorpo-
               rated by reference to the Company's 1994 Annual
Report on Form 10-K)
10-ah          Subscription Agreement for 760,000 shares of DDL
Electronics, Inc.'s                Common Stock (incorporated by
reference to Exhibit 10a of the Company's
Quarterly Report of Form 10Q for the quarter ended September 30,
1994)
10-ai          Asset Purchase Agreement by and between Yamamoto
Manufacturing USA                Inc. ("Buyer") and
Aeroscientific Corp. ("Seller") (incorporated by reference
       to Exhibit 10a of the Company's Report on Form 8K dated
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

10-ap          Settlement Agreement between DDL Electronics, Inc.
and opposition share-
               holders committee (SCRMM)

11        Statement re: Computation of Per Share Earnings.  13
   Annual Report to security holders

16        Letter from Price Waterhouse regarding dismissal as
independent account-
          ants (incorporated by reference to Exhibit 16 of the
Company's 1994 Annual           Report on Form 10K)

21        Subsidiaries of the Registrant

23a       Consent of KPMG Peat Marwick, LLP

23b       Consent of Price Waterhouse, LLP

27        Financial Schedule for electronic filers

          99        Undertaking for Form S-8 Registration
Statement

  EXHIBIT 11
                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
               COMPUTATION OF EARNINGS PER SHARE



                                                       Year Ended
June 30
                                            1995
1994          1993
PRIMARY EARNINGS PER SHARE:
  Loss from continuing operations               $(2,366,000)
$(8,354,000)       $(5,630,000)
  Income (loss) from discontinued operations-
-     603,000
  Extraordinary items                 2,441,000            -
   6,100,000

  Net income (loss)                 $    75,000
$(8,354,000)            $ 1,073,000
  Weighted average number of common shares outstanding15,149,968
               14,239,292   9,332,774
  Assumed exercise of stock options net of shares assumed
    reacquired under treasury stock method using average
market price                        820,549     857,883
 795,906

  Average common shares and common
    share equivalents                15,970,517
15,097,175                10,128,680


  Primary earnings (loss) per share:
    Continuing operations               $(0.15)    $(0.55)
$(0.56)     Discontinued operations                 -          -
    0.06      Extraordinary items                   0.15
-       0.60                                          $(0.00)
$(0.55)   $ 0.10



NOTE: Calculation of primary earnings per share for fiscal 1994 includes 857,883 of exercisable stock options. Including these exercisable stock options makes primary earnings per share antidilutive.

  EXHIBIT 11
                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
               COMPUTATION OF EARNINGS PER SHARE
                                  (Continued)


                                              Year Ended June 30

                                            1995     1994
1993
FULLY DILUTED EARNINGS PER SHARE:
                                           Loss from continuing
operations  $(2,366,000)        $(8,354,000)        $(5,630,000)
                                              Add back net
interest related to
convertible subordinated debentures      134,000
         135,000             274,000
                                           Loss from continuing
operations                                             for fully
diluted computation    (2,232,000)         (8,219,000)
(5,356,000)
                                           Income (loss) from
discontinued operations   -                    -
           603,000

                                           Extraordinary items
           2,441,000                 -             6,100,000

                                           Net income (loss) for
fully diluted
computation$   209,000                              $(8,219,000
     $(1,347,000)
                                           Weighted average
number of common shares
 outstanding15,149,968                                14,239,292
        9,332,774
                                           Assumed exercise of
stock options and
warrants net of shares assumed reacquired
                          under treasury stock method using
period                                             end market
price, if higher than
average market price              1,008,566             852,650
       1,975,203
Assumed conversion of convertible sub-
                ordinated debentures                748,632
     764,964           3,100,996
                                           Average fully diluted
shares                         16,907,166           15,856,906
     14,408,973
                                           Fully diluted earnings
(loss) per share:
Continuing operations                $(0.13)             $(0.52)
          $(0.37)
Discontinued operations                  -                   -
            0.04
Extraordinary items                    0.14                  -
            0.42
                                              $ 0.01
              $(0.52)             $ 0.09

                                           Note:  The calculated
fully diluted earnings per share are antidilutive for fiscal years 1995 and 1994.

EXHIBIT 21
                           DDL ELECTRONICS, INC.
                      SUBSIDIARIES OF THE REGISTRANT


All subsidiaries are 100% owned by DDL Electronics, Inc., except as otherwise indicated, and are included in the consolidated financial statements.


Subsidiaries
Incorporation
Aeroscientific Corp. (California) (99.9% owned by DDL
Electronics, Inc.)California
Aeroscientific Corp. (Oregon) (100% owned by Aeroscientific Corp.
(California))Oregon
A.J. Electronics, Inc.
California
DDL Europe Limited
Northern Ireland
     DDL Electronics Limited (100% owned by DDL Europe
Limited)Northern Ireland
     Irlandus Circuits Limited (100% owned by DDL Europe
Limited)Northern Ireland

EXHIBIT 23a

                    CONSENT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
DDL Electronics, Inc.


We consent to the incorporation by reference in the Registration Statements (Nos. 33-18356, 33-45102 and 33-74400) on Form S-8 of
DDL Electronics, Inc. of our reports dated August 18, 1995 and August 19, 1994, relating to the consolidated balances sheet of DDL Electronics, Inc. and subsidiaries as of June 30, 1995 and 1994, respectively, and the related consolidated statements of operations, shareholders equity, and cash flows and related schedules for the years then ended, which reports appears in the June 30, 1995 and 1994 annual report of DDL Electronics, Inc.
As discussed in note 1 to the consolidated financial statements, in 1994 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


KPMG PEAT MARWICK

Portland, Oregon
September 28, 1995

EXHIBIT 23B
    Report of Independent Accountants on Financial Statement
Schedules

To the Board of Directors of DDL Electronics, Inc.:

Our audits of the consolidated financial statements referred to in our report dated August 20, 1993, appearing on Page 33 of the 1995 Annual Report to Stockholders of DDL Electronics, Inc. also included an audit of the Financial Statement Schedules listed in
Item 14(a)(2) of this Form 10-K as relating to the year ending June 30, 1993. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Portland, Oregon
August 20, 1993

EXHIBIT 99
              UNDERTAKING FOR FORM S-8 REGISTRATION STATEMENT

With respect to the Registration Statement previously filed by the Company on Form S-8, the Company hereby undertakes as follows:

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding), is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.