Form 10-Q
period 1995-09-30
DDL ELECTRONICS INC
filed 1995-11-13
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                        Form 10-Q

     (Mark One)

  /X/   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

 For the quarterly period ended   September 30, 1995   or

  /  /   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the transition period from                        to

Commission File Number          1-8101
                         -------------------

                                  DDL Electronics, Inc.
                    ----------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                33-0213512
          -----------------                       -------------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)


    7320 SW Hunziker Road Suite #300, Tigard, Oregon            97223-2302
  -------------------------------------------------------     --------------
       (Address of Principal Executive Offices)                 (Zip Code)

                           503/620-1789
          ----------------------------------------------
       (Registrant's Telephone Number, Including Area Code)

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

Yes    X       No
    -------        -------

     The registrant had 16,312,349 shares of Common Stock outstanding as of November 6, 1995.

                                     PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                            DDL ELECTRONICS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                      (Unaudited, Except June 30, 1995)

                                                September 30,      June 30,
                                                     1995             1995
                                                    ------           ------
          ASSETS
     CURRENT ASSETS
     Cash and cash equivalents                  $  2,464,000     $  2,917,000

        Accounts receivable                        5,234,000        3,600,000
        Inventories                                2,608,000        2,188,000
        Prepaid expenses                             289,000          171,000
                                                  ----------       ----------
        Total current assets                      10,595,000        8,876,000
                                                  ----------       ----------

        PROPERTY, EQUIPMENT AND IMPROVEMENTS, AT COST

        Buildings and improvements                 5,196,000        5,217,000
             Plant equipment                       9,518,000        9,486,000
             Office and other equipment            1,324,000        1,268,000
                                                  ----------       ----------
                                                  16,038,000       15,971,000

        Less: accumulated depreciation
                and amortization                 (12,747,000)     (12,662,000)
                                                  ----------       ----------
        Property, equipment and improvements, net  3,291,000        3,309,000

        OTHER ASSETS
        Total other assets                           404,000          405,000
                                                  ----------       ----------
                                                $ 14,290,000     $ 12,590,000
                                                  ==========       ==========

                              See accompanying Notes to Unaudited
                               Consolidated Financial Statements.

                            DDL ELECTRONICS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                          (Continued)
                               (Unaudited, Except June 30, 1995)


                                              September 30,        June 30,
                                                  1995               1995
                                                 ------             ------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Current portion of long-term debt       $    388,000       $    633,000
      Accounts payable                           6,046,000          5,283,000
      Accrued payroll and employee benefits        427,000            601,000
      Other accrued liabilities                  2,432,000          2,387,000
                                                ----------         ----------

          Total current liabilities              9,293,000          8,904,000
                                                ----------         ----------

LONG-TERM DEBT
   7% Convertible Subordinated Debentures,
     less current portion                          621,000            621,000
   8-1/2% Convertible Subordinated Debentures    1,580,000          1,580,000
   Notes payable, capitalized lease
     obligations and other long-term debt,
     less current portion                        4,943,000          4,829,000
                                                ----------         ----------

           Total long-term debt                  7,144,000          7,030,000
                                                ----------         ----------

STOCKHOLDERS' DEFICIT

       Common stock                                163,000            161,000
       Additional paid-in capital               21,200,000         20,983,000
       Accumulated deficit                     (22,514,000)       (23,598,000)
       Foreign currency translation adjustment    (996,000)          (890,000)
                                                ----------         ----------

       Total stockholders' equity (deficit)     (2,147,000)        (3,344,000)
                                                ----------         ----------

                                              $ 14,290,000       $ 12,590,000
                                                ==========         ==========








                              See accompanying Notes to Unaudited
                               Consolidated Financial Statements.

                            DDL ELECTRONICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                       1995            1994
                                                      ------          ------

SALES                                             $  6,192,000    $  8,940,000

COSTS AND EXPENSES
        Cost of goods sold                           5,466,000       8,616,000
        Administrative and selling expenses            864,000       1,577,000
        Restructuring charges                             -          1,244,000
                                                    ----------      ----------
                                                     6,330,000      11,437,000
                                                    ----------      ----------

OPERATING LOSS                                        (138,000)     (2,497,000)


NONOPERATING INCOME (EXPENSE)
        Investment income                              127,000          22,000
        Interest expense                              (115,000)       (340,000)
        Other income (expense)                         100,000         (47,000)
                                                    ----------       ---------
                                                       112,000        (365,000)
                                                    ----------       ---------

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAX BENEFIT                                     (26,000)     (2,862,000)

BENEFIT FROM INCOME TAXES                            1,110,000            -
                                                    ----------      ----------

NET INCOME (LOSS)                                 $  1,084,000    $ (2,862,000)
                                                    ==========      ==========

EARNINGS (LOSS) PER SHARE
     Loss before income taxes                            $0.00          ($0.19)
     Income tax benefit                                   0.07             -
                                                         -----           -----
     Net income (loss)                                   $0.07          ($0.19)
                                                         =====           =====

AVERAGE NUMBER OF PRIMARY COMMON AND
     COMMON SHARE EQUIVALENTS                       16,842,733      15,380,134
                                                    ==========      ==========


                           See accompanying Notes to Unaudited
                            Consolidated Financial Statements.

                                DDL ELECTRONICS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                     For the Three Months
                                                      Ended September 30,
                                                   1995                1994
                                                  ------              ------

Cash flows from operating activities:
Net income (loss)                             $  1,084,000      $   (2,862,000)
Adjustments to reconcile net loss to
net cash used by operating activities
Depreciation and amortization                      178,000             559,000
Restructuring charge                                  -              1,244,000
Net (increase) decrease in operating
working capital                                 (1,528,000)            318,000
Decrease in deposits and other assets                 -                  4,000
Benefit of noncapital grants                       (16,000)               -
                                                ----------          ----------
Net cash used by operating activities             (282,000)           (737,000)
                                                ----------          ----------

Cash flows from investing activities:
   Capital expenditures                           (127,000)            (89,000)
   Proceeds from disposition of capital assets        -                  2,000
                                                ----------          ----------
Net cash used by investing activities             (127,000)            (87,000)
                                                ----------          ----------

Cash flows from financing activities:
   Proceeds from long-term debt                     39,000              44,000
   Reductions of long-term debt                   (282,000)           (128,000)
   Proceeds from stock option exercise             219,000                -
                                                ----------          ----------
Net cash used by financing activities              (24,000)            (84,000)

Effect of exchange rate changes on cash            (20,000)            (11,000)
                                                ----------          ----------

Increase (decrease) in cash and cash
equivalents                                       (453,000)           (919,000)

Cash and cash equivalents at
beginning of period                              2,917,000           2,540,000
                                                ----------          ----------

Cash and cash equivalents at
end of period                                 $  2,464,000        $  1,621,000
                                                ==========          ==========





                            See accompanying Notes to Unaudited
                             Consolidated Financial Statements.

DDL ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

In the opinion of the Company's management, the accompanying consolidated finan-cial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1995), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's finan-cial position at September 30, 1995 and June 30, 1995, and the results of operations and the cash flows for the three month period ended September 30, 1995 and 1994.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June
30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as September 30 for clarity of presentation. The actual periods ended on September 29, 1995 and September 30, 1994. Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders as filed with the Securities and Exchange Commission on or about September 30, 1995.


NOTE 2 - INVENTORIES

Inventories are comprised of the following:

                               September 30       June 30,
                                  1995              1995

Raw materials                 $2,023,000          $1,634,000
Work in process                  748,000             710,000
Less reserves                   (163,000)           (156,000)
                               ---------           ---------
                              $2,608,000          $2,188,000
                               =========           =========

NOTE 3 - FINANCING ARRANGEMENTS

Subordinated debt:

The Company carries previously issued 7% and 8-1/2% Convertible Subordinated Debentures ("CSDs"). In fiscal 1993, the Company exchanged a portion of the CSDs for stock and warrants. 223,500 warrants remain outstanding and are exercisable at $1.42 per share through the extended due date of December 29, 1995. The Company can accelerate the termination date of the warrants if the closing market price of the common stock for 10 business days within any 20 business day trading period is at least $3.00 per share. The warrants are separately tradable. The Company may effect similar exchanges with holders of the remaining outstanding debentures in the future.

NOTE 4 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:

                                      Three months ended
                                          September 30,
                                      1995           1994

Interest paid                      $ 115,000      $ 330,000


"Net change in operating working capital" is comprised of the following:
(Changes in operating working capital accounts may not equal differences derived by comparing balance sheet accounts due to fluctuations in the exchange rate between reported balance sheet dates.)


                                             Nine months ended
                                                  March 31,
                                            1995            1994

Increase in accounts receivable         $(1,640,000)    $  (466,000)
(Increase) decrease in inventories         (433,000)        547,000
Increase in prepaid expenses               (119,000)       (117,000)
Increase in accounts payable                789,000         522,000
Decrease in accrued payroll and
employee benefits                          (170,000)       (167,000)
(Increase) decrease in other accrued
liabilities                                  45,000          (1,000)
                                         ----------      ----------
Net (increase) decrease in operating
working capital                         $(1,528,000)    $   318,000
                                         ===========     ==========

Supplemental schedule of noncash investing and financing activities:

                                                 Nine months ended
                                                     March 31,
                                                1995          1994
Capital expenditures financed by
lease obligations                              $ 52,000      $ 34,000

7% Convertible Subordinated Debentures
converted to equity                                -           20,000


NOTE 5 - PROFORMA FINANCIAL INFORMATION:

The following is the Company's restated pro forma consolidated operating results for the three month period ended September 30, 1994, excluding results of opera-tions for the Company's Aeroscientific Corp. and A.J. Electronics, Inc subsidi-aries and excluding any gain from these subsidiaries' sale of assets as compared with the three-month period ended September 30, 1995:


                                            1995              1994

Sales                                   $ 6,192,000       $ 3,516,000

Total operating costs                     6,330,000         4,161,000

Operating income (loss)                    (138,000)         (645,000)

Nonoperating Income &
expense net                                 112,000          (179,000)

Loss before income taxes                    (26,000)         (824,000)

Benefit from income taxes                 1,110,000               -
                                         ----------          ---------
Net Income (loss)                       $ 1,084,000         $ (824,000)
                                         ==========          =========
Earnings (loss) per share:
Loss before
income taxes                                  $0.00             ($0.05)
benefit from income taxes                      0.07                 -
                                              -----              -----
                                              $0.07             ($0.05)
                                              =====              =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
OF OPERATIONS

Results of Operations

Three Month and Nine Month Periods Ended March 31, 1995, and 1994

Consolidated sales for the quarter ended September 30, 1995 were $6,192,000 com-pared to $8,940,000 for the same period in fiscal 1995, a reduction of $2,748,000. Included in prior year's sales are revenues from the Company's former United States Electronic Contract Manufacturing ("ECM") operation, A.J. Electronics, Inc. ("A.J."), and Printed Circuit Board operation ("PCB") Aeroscientific Corp. ("Aero"). A.J.'s operation was discontinued and ultimately liquidated in fiscal 1995 and Aero's operating facility was sold December 30, 1994. Aero and A.J. represented $5,424,000 of prior years sales. Pro forma operating results excluding A.J. and Aero shows an increase in sales from the Company's remaining operations of $2,676,000.

Current fiscal year sales are generated from the Company's Northern Ireland PCB and ECM operations, Irlandus Circuits, Ltd ("Irlandus") and DDL Electronics, Ltd. ("DDL-E"), respectively. Irlandus' sales for the current fiscal year increased by $241,000 to $2,456,000 and DDL-E's sales increased nearly three times prior year's sales, by $2,435,000, to $3,736,000. The company ended fiscal 1995 with the highest backlog ever for its two European subsidiaries. This has translated into higher sales in the first quarter of fiscal 1996. DDL-E, in particular, has seen growth in contracts from existing customers as well as sales to new customers. In the first quarter of fiscal 1995, DDL-E sales to two of its largest customers was substantially reduced as a result of lower demand for each entity's product by its European customers. Sales to these two customers have increased in the second half of fiscal 1995 and continue strong into 1996. DDL-E has added several new significant turnkey customers that have contributed to backlog as well as first quarter sales growth and have reduced the volume of sales on a consignment basis.
Consigned business uses more of the ECM's service without requiring the ECM to acquire material for production as in turnkey sales.

Fiscal 1996 consolidated gross margin (sales less cost of sales) improved by $402,000 compared with the first quarter of fiscal 1995. More importantly, gross margin percentage improved from 3.6% (1.9% pro forma with Europe only) in fiscal 1995 to 11.7% in fiscal 1996. DDL-E's gross margin improved by $361,000 and gross margin percentage improved from 2.8% to 10.6%. DDL-E's improvement comes from improved efficiencies and volume margin benefits from increased sales. At the same time DDL-E has added new higher margin business while maintaining its business with existing customer. Margins have also improved due to improved materials acquisition pricing and increased productivity. Irlandus' gross margin improved by $298,000 and gross margin percentage improved form 1.5% to 13.4%. Improved margins are due to improved product yields and higher pricing margins on new business. Part of this higher pricing comes from Irlandus' successful efforts to concentrate its marketing on customers wanting prototype or quick turn (ten days of less to produce product) and short lead time production.

The quarter's operating loss improved over fiscal 1995's by $2,359,000, from a loss in fiscal 1995 of $2,497,000 to a loss of $138,000 in fiscal 1996. On a consolidated pro forma basis the improvement in the operating loss is only $507,000. A substantial portion of fiscal 1995's operating costs were attribut-able to accrual of restructuring charges associated with the discontinuance and disposal A.J. The restructuring charge of $1,244,000, represented write down of assets to liquidation value, accrual of expected lease termination costs and provision for operating expenses through A.J.'s ultimate and final disposal.

The change in nonoperating items from an expense in fiscal 1995 of $365,000 to income of $112,000 in the current fiscal year is derived from $106,000 in inter-est received in conjunction with federal tax refunds for net operating loss carrybacks, $100,000 in other income realized from reduction of previously accrued expenses associated with settlement of litigation with a former land lord and a $225,000 reduction in interest expense due to the Company's payoff or elimination of over $12,000,000 in senior debt during fiscal 1995.

Fiscal 1996 consolidated net income after taxes of $1,084,000 or $0.07 per share, improved from fiscal 1995's loss of $2,862,000 or $0.19 per share.
The improvement is associated with improved operating margins and income from certain non-operating items as noted above. Additionally, the Company recognized $1,110,000 in net tax benefits associated with application for federal tax refunds as permitted under section 172(f) of the internal revenue code. In total the Company applied for federal tax refunds of $2,175,000, net of costs associated with applying for such refunds. Through October 15, 1995, the company received $1,110,000 of net refunds plus interest for such refunds of $106,000. The timing and certainty of future refunds is unknown, and there is a possibility that the tax returns underlying these refund may be subject to audit by the Internal Revenue Service and a portion of the refunds disallowed. The Company feels that its claim for refund and carry back of net operating losses can be substantiated and is supported in fact in law, and that the Company will ultimately collect and retain a substantial portion of such refunds.

Liquidity and Capital Resources

For the three months ended September 30, 1995, cash and cash equivalents decreased by 453,000. As illustrated in the Consolidated Statement of Cash Flows, this decrease in cash included the following:

  1. $282,000 was used in operating activities, principally from a $1,528,000 increase in working capital at the Company's Northern Ireland operations, partially offset by the Company's profitable operations.

  2. Investing activities required $127,000 for purchase of capital equipment.

  3. Financing activities used $24,000, representing $282,000 of reductions in debt primarily from settlement of a law suit filed by a former land lord of one of the Company's subsidiaries, net of additions to long-term debt of $39,000 and proceeds from exercise of stock options under the Company's employee and director stock option plans.

The Company's primary source of liquidity is its cash balances which amounted to $2,464,000 at September 30, 1995. Components of working capital increased by $1,528,000 during the first quarter. The resulting decrease in cash came principally from $1,640,000 increase in accounts receivable, $433,000 increase in inventory and a $119,000 increase in prepaid expenses, all partially offset by a $664,000 increase in accounts payable and other liabilities. The Company's increase in working capital comes from increases in operating activity at the Company's Northern Ireland subsidiaries. Increased sales volumes have increased the Company's working capital requirements.

The Company currently has no working capital lines of credit or other readily available sources for future borrowing. In the past, the Company has success-fully raised capital from private placement of equity instruments. The Company is also in preliminary discussions with a European bank to provide a working capital line of credit for possible use in financing the growth of the Company's Northern Ireland operations.

The Company also has outstanding warrants to purchase the Company's common stock. In fiscal 1993 the Company privately negotiated the exchange of a portion of the 7% and 8-1/12% convertible subordinated debentures for common stock and warrants of which 223,500 warrants remain unexercised. In August 1995, the Company's Board approved an extension of the exercise date of these warrants to December 29, 1995 and reduced their exercise price to $1.42 per share. The Company also has outstanding warrants to purchase 100,000 shares of common stock at an exercise price of $1.31 until May 24, 1997.

The achievement of continued operating profitability is the most significant internal factor to ensure the Company's long-term viability. No assurance can be given that the Company will maintain operating profitability, or that cash generated from non-operating will be adequate to fund future cash needs. As a necessary step to ensure the Company's increased profitability the Company is actively pursuing possible strategic acquisition candidates that will help ensure growth of the Company in the markets and industries in which it has expertise.

                                  PART II
                             OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 5.  OTHER INFORMATION

Federal, state, and local provisions relating to the protection of the environment affect the Company's printed circuit board fabrication operations. The Company's printed circuit board plants generate hazardous waste, some of which is treated on site and some of which is removed from the Company's facilities and disposed of elsewhere by arrangement with the owners or operators of disposal sites. The Company's Aeroscientific-Anaheim subsidiary has received notice from the United States Environmental Protection Agency that it is regarded as a potentially responsible party ("PRP") under federal environmental laws in connection with a waste disposal Site known as the "Stringfellow Superfund site" in Riverside County, California, which is presently being considered by governmental authorities for remediation. Aeroscientific has been named as a third party defendant by other PRPs in a case brought by the United States Government concerning this site. Aeroscientific has also been named as a defendant together with a large number of PRPs in a civil action filed by the residents and homeowners adjacent to the Stringfellow site. The information developed during discovery and investigation thus far indicates that Aeroscientific supplied relatively small amounts of waste to the site as compared to the many other defendants. As part of the currently proposed Settlement Agreement, small polluters would pay a fixed amount plus an amount that varies based on volume of material dumped at the site. Under these guidelines, the Company's probable liability will be $120. Final settlement and timing of payment are currently indeterminable, and no assurances can be given that any settlement will be achieved. The Company, however, has accrued a sufficient liability to cover the proposed settlement as of fiscal year end 1995. Any further remedial costs or damage awards in these cases may be significant and management believes that the Company's allocated share of such costs or damages could have a material adverse effect on the Company's business or financial condition. The actions are still in the pre-trial and discovery stages and a prediction of outcome is difficult. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon Aeroscientific for damages which may be awarded. Total estimated cleanup costs for the Stringfellow site have been estimated at $600,000. The Company's possible range of liability is indeterminable, and the reliability and precision of estimated cleanup costs are subject to a myriad of factors which are not currently measurable.

The Company is aware of certain chemicals that exist in the ground at its pre-viously leased facility at 1240-1244 South Claudina Street, Anaheim, Califor-nia. The Company has notified the appropriate governmental agencies and is proceeding with remediation and investigative studies regarding soil and groundwater contamination. The Company believes that it will be required to implement a continuing remedial program for the site, the cost of which is currently unknown. The installation of water and soil extraction wells was completed in August 1994. A plan for soil remediation was completed about the same time and was submitted to regulatory authorities. The full extent of potential ground water pollution could not be determined given preliminary estimates. The Company retained the services of Harding Lawson and Associates in May of 1995 to begin the vapor extraction of pollutant from the soil and to perform exploratory hydro-punch testing to determine the full extent and cost of the potential ground water contamination. These processes are in their preliminary stages and a complete and accurate estimate of the full and potential costs cannot be determined at this time. The Company believes that the resolution of these matters will require a significant cash outlay. Initial estimates form Harding Lawson indicate that it could cost as much as $3,000,000 to fully clean-up the site and take over ten years to complete. The Company and Aeroscientific Corp. entered into an agreement to share the costs of environmental remediation with the landlord at the Anaheim facility. Under this agreement, the Company is obligated to pay 80% of the site s total remediation costs up to $725,000 (i.e., up to the Company s share of $580,000) with any costs above $725,000 being shared equally between the company and the landlord. To date the Company has paid $274,000 as its share of the remediation costs.
The Company has an account for $775,000 associated with this environmental remediation, which represents its estimated share of the future discounted remediation costs.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

         None.

b.  Reports on Form 8-K:

On July 12, 1995, a Form 8-K was filed pursuant to Item 5, Other Events, regard-ing a press release indicating that the Company had retained Fechtor Detwiler as its investment bankers.

On July 13, 1995, a Form 8-K was filed pursuant to Item 5, Other Events, regard-ing a press release that indicated the appointment of corporate officers.

On August 15, 1995, a Form 8-K was filed pursuant to Item 5, Other Events, re-garding a press release indicating that the Company's Board had approved extend-ing the exercise period for the Company's 1993 Warrants and had decreased the Warrant's exercise price.

On August 15, 1995, a Form 8-K was filed pursuant to Item 5, Other Events, re-garding a press release indicating that the Company's European operations experienced strong sales growth in the current quarter.



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     November 10, 1995                            /s/ Don A. Raig
----------------------------                ---------------------------
            Date                                      Don A. Raig
                                              (Chief Operating Officer
                                             and duly Authorized Officer)