Form 10-Q
period 1995-12-31
DDL ELECTRONICS INC
filed 1996-02-12
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

      For the quarterly period ended:  DECEMBER 31, 1995

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


     For the transition period from         to


Commission File Number:  1-8101



Exact Name of Registrant as
  Specified in Its Charter:  DDL ELECTRONICS, INC.



State or Other Jurisdiction of              IRS Employer No.: 33-0213512
Incorporation or Organization: DELAWARE



Address of Principal Executive Offices:     2151 Anchor Court
                                            Newbury Park, CA 91320

Registrant's Telephone Number:              (805) 376-2595


Former Name - Former Address and Former
Fiscal Year, if Changed Since Last Report:  7320 SW Hunziker Road, #300
                                            Tigard, Oregon  97223-2302



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

The registrant had 18,847,849 shares of Common Stock outstanding as of February 9, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


              DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                 (Unaudited, except June 30, 1995)

                                   December 31,     June 30,
                                    1995              1995

        ASSETS
CURRENT ASSETS
Cash and cash equivalents      $  2,828,000     $  2,917,000
Accounts receivable               3,837,000        3,600,000
Inventories                       2,687,000        2,188,000
Prepaid expenses and deposits     1,274,000          171,000

        Total current assets     10,626,000        8,876,000


PROPERTY, EQUIPMENT AND
 IMPROVEMENTS, AT COST
Buildings and improvements        5,198,000        5,217,000
Plant equipment                   9,301,000        9,486,000
Office and other equipment        1,401,000        1,268,000

                                 15,900,000       15,971,000

Less: accumulated depreciation
 and amortization               (12,672,000)     (12,662,000)

Property, equipment and
 improvements, net                3,228,000        3,309,000

OTHER ASSETS
Total other assets                  396,000          405,000

Total assets                   $ 14,250,000     $ 12,590,000


               See accompanying Notes to Unaudited
                Consolidated Financial Statements.

            DDL ELECTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                         (Continued)
                (Unaudited, except June 30, 1995)


                                 December 31,     June 30,
                                     1995           1995

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of
  long-term debt                 $  280,000    $    633,000
Short-term borrowings             1,000,000           -
Accounts payable                  4,735,000       5,283,000
Accrued payroll and
 employee benefits                  474,000         601,000
Other accrued liabilities         2,363,000       2,387,000
Income taxes payable                761,000           -


Total current liabilities         9,613,000       8,904,000

LONG-TERM DEBT
7% Convertible Subordinated
  Debentures, less current
  portion                           469,000         621,000
8-1/2% Convertible
  Subordinated Debentures         1,580,000       1,580,000
Notes payable, capitalized
  lease obligations and
  other long-term debt,
  less current portion            4,833,000       4,829,000

Total long-term debt              6,882,000       7,030,000


STOCKHOLDERS' DEFICIT
Common stock                        166,000         161,000
Additional paid-in capital       21,480,000      20,983,000
Accumulated deficit             (22,862,000)    (23,598,000)
Foreign currency translation
  adjustment                     (1,029,000)       (890,000)

Total stockholders' deficit      (2,245,000)     (3,344,000)

Total liabilities and
 stockholders' deficit         $ 14,250,000    $ 12,590,000


                See accompanying Notes to Unaudited
                 Consolidated Financial Statements.

                 DDL ELECTRONICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                     Six Months Ended
                                       December 31,
                                   1995             1994

SALES                          $ 12,221,000     $ 16,594,000

COSTS AND EXPENSES
Cost of goods sold               10,838,000       15,713,000
Administrative and selling
 expenses                         1,895,000        3,233,000
Restructuring charges                 -            1,173,000

Total costs and expenses         12,733,000       20,119,000

OPERATING LOSS                     (512,000)      (3,525,000)

NONOPERATING INCOME (EXPENSE)
Investment income                   200,000           57,000
Interest expense                   (229,000)        (656,000)
Gain on sale of assets                 -           3,374,000
Other income                        167,000           33,000

Nonoperating income, net            138,000        2,808,000

LOSS BEFORE INCOME TAX BENEFIT     (374,000)        (717,000)

BENEFIT FROM INCOME TAXES         1,110,000             -

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                736,000         (717,000)

EXTRAORDINARY ITEM
  Gain on debt extinguishment         -            2,441,000

NET INCOME                       $  736,000      $ 1,724,000

PRIMARY EARNINGS (LOSS) PER SHARE
  Income (loss) before
    extraordinary item                $0.04           ($0.05)
  Extraordinary item                     -              0.16
  Earnings per share                  $0.04            $0.11


AVERAGE NUMBER OF PRIMARY
 COMMON AND COMMON SHARE
 EQUIVALENTS                     16,985,366       15,673,270


             See accompanying Notes to Unaudited
             Consolidated Financial Statements.

                 DDL ELECTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                      Three Months Ended
                                         December 31,
                                    1995            1994

SALES                          $  6,029,000     $  7,654,000

COSTS AND EXPENSES
Cost of goods sold                5,372,000        7,097,000
Administrative and
  selling expenses                1,031,000        1,505,000

Total costs and expenses          6,403,000        8,602,000

OPERATING LOSS                     (374,000)        (948,000)

NONOPERATING INCOME (EXPENSE)
Investment income	                   73,000           35,000
Interest expense                   (114,000)        (316,000)
Gain on sale of assets                -            3,374,000
Other income                         67,000            -

Nonoperating income, net             26,000        3,093,000

INCOME (LOSS) BEFORE
 INCOME TAXES                      (348,000)       2,145,000

INCOME TAXES                          -                -

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                (348,000)       2,145,000

EXTRAORDINARY ITEM
  Gain on debt extinguishment         -            2,441,000

NET INCOME (LOSS)                $ (348,000)     $ 4,586,000

PRIMARY EARNINGS (LOSS)
 PER SHARE
  Income (loss) before
   extraordinary item                ($0.02)           $0.13
  Extraordinary item                     -              0.15
  Earnings (loss) per share          ($0.02)           $0.28


AVERAGE NUMBER OF PRIMARY COMMON
 AND COMMON SHARE EQUIVALENTS     17,131,125      15,966,408


               See accompanying Notes to Unaudited
                Consolidated Financial Statements.

               DDL ELECTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                        Six Months Ended
                                           December 31,
                                      1995             1994
Cash flows from operating activities:
Net income       	                 $  736,000      $  1,724,000
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities -
  Depreciation and amortization       382,000           887,000
  Gain on debt extinguishment           -            (2,348,000)
  Gain on sale of property and
    other assets                        -            (3,377,000)
  Net (increase) decrease in
    operating working capital        (755,000)        2,392,000
  Decrease in deposits and
    other assets                        7,000             2,000
  Benefit of noncapital grants       (151,000)            -

Net cash provided (used)
 by operating activities              219,000          (720,000)

Cash flows from investing activities:
   Capital expenditures              (380,000)         (146,000)
   Proceeds from disposition of
    capital assets                      -             9,303,000

Net cash provided (used) by
 investing activities                (380,000)        9,157,000

Cash flows from financing activities:
   Proceeds from long-term debt        80,000           119,000
   Reductions of long-term debt      (488,000)      (10,228,000)
   Proceeds from issuance
    of common stock                     -               980,000
   Proceeds from stock option
    exercise                          377,000             9,000
   Net proceeds from exercise
    of stock warrants                  21,000             -
   Proceeds from government grants 	  139,000           192,000

Net cash provided (used)
 by financing activities              129,000        (8,928,000)

Effect of exchange rate
 changes on cash                      (57,000)           (3,000)

Decrease in cash and cash
 equivalents                          (89,000)         (494,000)

Cash and cash equivalents at
 beginning of period                2,917,000         2,540,000

Cash and cash equivalents at
 end of period                    $ 2,828,000       $ 2,046,000

See accompanying Notes to Unaudited Consolidated Financial Statements.

               DDL ELECTRONICS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

In the opinion of the Company's management, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1995), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 1995 and June 30, 1995, the results of operations for the three and six month periods ended December 31, 1995 and 1994, and the cash flows for the six months ended December 31, 1995 and 1994.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as December 31 for clarity of presentation. The actual periods ended on December 29, 1995 and December 30, 1994. Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders as filed with the Securities and Exchange Commission on or about September 30, 1995.


NOTE 2 - INVENTORIES

Inventories are comprised of the following:

                                 December 31,    June 30,
                                    1995           1995

Raw materials                    $2,011,000     $1,634,000
Work in process                     846,000        710,000
Less reserves                      (170,000)      (156,000)

                                 $2,687,000     $2,188,000



NOTE 3 - FINANCING ARRANGEMENTS

Subordinated debt and stock purchase warrants:

The Company carries previously issued 7% and 8-1/2% Convertible Subordinated Debentures ("CSDs"). In fiscal 1993, the Company exchanged a portion of the CSDs for stock and common stock purchase warrants. Of the 223,500 warrants outstanding at September 30, 1995, 15,000 warrants were exercised during December 1995 at $1.42 per share, and the remaining 208,500 warrants were effectively exercised on December 29, 1995 at $1.42 per share. However, as the Company received the proceeds from the exercise of the 208,500 warrants in January 1996, the issuance of stock and the receipt of proceeds were recorded in January 1996. The Company may effect similar exchanges with holders of the remaining outstanding CSDs in the future.

Bank Credit Agreement:

In December 1995, the Company entered into an agreement with Ulster Bank Group which provides for multiple credit facilities for its Northern Ireland operations. This agreement includes a working capital line of credit of 500,000 pounds sterling (approximately $750,000), and provides for interest on borrowings at 1-1/2% over the Bank's base rate. The credit facilities are available to the Company until November 30, 1996, and are subject to renewal thereafter.

Bridge notes payable:

On November 10, 1995, the Company issued 10% Senior Bridge Notes in the aggregate principal amount of $1,000,000 to fund the down payment in connection with the acquisition of SMTEK, Inc., which purchase was consummated on January 12, 1996. See Note 6 below for additional details concerning this acquisition. The proceeds from the 10% Senior Bridge Notes were deposited into an escrow account, pending completion of the acquisition. The escrow deposit and the 10% Senior Bridge Notes, both in the amount of $1,000,000, are included in Prepaid Expenses and Deposits and in Short-term Borrowings, respectively, in the accompanying consolidated balance sheet as of December 31, 1995.


NOTE 4 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:

                                       Six months ended
                                         December 31,
                                     1995          1994

Interest paid                     $ 225,000      $ 656,000

"Net (increase) decrease in operating working capital" is comprised of the following:
                                       Six months ended
                                          December 31,
                                      1995           1994
(Increase) decrease in
  accounts receivable            $ (425,000)     $  602,000
(Increase) decrease in
 inventories                       (561,000)      2,411,000
Increase in prepaid expenses       (956,000)        (94,000)
Decrease in accounts payable       (441,000)        (83,000)
Decrease in accrued payroll
 and employee benefits 	           (115,000)       (313,000)
Increase (decrease) in other
 liabilities                      1,743,000        (131,000)

Net (increase) decrease in
 operating working capital       $ (755,000)     $2,392,000

Changes in operating working capital accounts may not equal differences derived by comparing balance sheet accounts due to fluctuations in the exchange rate between reported balance sheet dates.

Supplemental schedule of noncash investing and financing activities:

                                      Six months ended
                                        December 31,
                                     1995          1994

Capital expenditures financed by
 lease obligations                 $ 47,000          $ 54,000

7% Convertible Subordinated
 Debentures converted to equity    $104,000          $ 20,000


NOTE 5 - PRO FORMA FINANCIAL INFORMATION:

Following are the Company's restated pro forma consolidated operating results for the three and six month periods ended December 31, 1994, excluding results of operations for the Company's Aeroscientific Corp. and A.J. Electronics, Inc. subsidiaries, and excluding any gain from sale of these subsidiaries' assets, as compared with actual operating results for the three and six month periods ended December 31, 1995 (in thousands except per share amounts):

                          3 Mos. ended Dec. 31,    6 Mos. ended Dec. 31,
                            1995        1994         1995       1994

Sales                     $ 6,029     $ 4,313      $12,221    $ 7,829
Total operating costs       6,403       4,545	    12,733      8,705

Operating loss               (374)       (232)        (512)      (876)
Nonoperating income
 (expense), net                26        (210)         138       (389)

Loss before income
 tax benefit                 (348)       (442)        (374)    (1,265)

Benefit from income taxes      -           -         1,110         -
Income (loss) before
 extraordinary item          (348)       (442)         736     (1,265)

Extraordinary item - gain
 on debt extinguishment        -        2,441           -       2,441
Net income (loss)         $  (348)    $ 1,999       $  736    $ 1,176

Earnings (loss) per share:
Income (loss) before
 extraordinary item        ($0.02)     ($0.03)       $0.04     ($0.08)
Extraordinary item              -        0.15            -       0.16
                           ($0.02)      $0.12        $0.04      $0.08

NOTE 6 - SUBSEQUENT EVENT:

Effective January 12, 1996, the Company acquired 100% of the capital stock of SMTEK, Inc., an electronics contract manufacturer, for $6.8 million in cash and 1,000,000 unregistered shares of the Company's common stock.

The acquisition of SMTEK was financed by short-term bridge loans totaling $7.0 million, comprised of $1.0 million in aggregate principal amount of 10% Senior Bridge Notes dated November 10, 1995 and $6.0 million in aggregate principal amount of unsecured loans bearing interest at 10% that were advanced to the Company by an investment banking firm on January 5 and 12, 1996. The Company is currently working to arrange longer term financing through the issuance and private placement of convertible debt and/or equity securities, the proceeds of which would be used to retire the $7.0 million in bridge loans. However, no assurance can be given that the Company will be successful in arranging financing to retire the bridge loans.

Reference is made to the Company's Form 8-K filed with the Securities and Exchange Commission on January 29, 1996 for additional details of this transaction. The historical financial statements of SMTEK and the pro forma financial information required by SEC regulations will be filed as an amendment to the Form 8-K on or before March 27, 1996.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENT OF THE BUSINESS

The Company is an independent provider of electronic contract manufacturing ("ECM") services and a fabricator of printed circuit boards ("PCBs")for use primarily in the computer, communications, and instrumentation industries. The Company provides ECM services for manufacturers of electronic equipment and fabricates multilayer PCBs at its operations in Northern Ireland, primarily for customers in Europe.

The Company entered the ECM business by acquiring its domestic ECM operations in 1985 and by organizing its European ECM operations in 1990. Since 1985, the Company has made substantial capital expenditures in its Northern Ireland ECM and PCB fabrication facilities. In fiscal 1995, the Company liquidated or sold all assets associated with its PCB and ECM operations in the United States, which essentially eliminated its U.S.-based operations.

Effective January 12, 1996, as the first step toward reestablishing a domestic presence in the electronic interconnect industry, the Company acquired SMTEK, Inc., an electronics contract manufacturer. In conjunction with this acquisition, Gregory L. Horton, SMTEK's Chief Executive Officer and President, was appointed Chief Executive Officer and President of the Company. In addition, the Company's principal corporate office was relocated from Tigard, Oregon to SMTEK's corporate office in Newbury Park, California. See further discussion of this acquisition under "Recent Developments" below.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1995, AND 1994

Consolidated sales for the three and six months ended December 31, 1995 were $6,029,000 and $12,221,000, respectively, compared to $7,654,000 and $16,594,000 for the same periods in the previous fiscal year. Included in prior year's sales are revenues from the Company's former U.S. ECM operation, A.J. Electronics, Inc. ("A.J."), and Printed Circuit Board ("PCB") operation, Aeroscientific Corp. ("Aero"). A.J.'s operations were discontinued and ultimately liquidated in fiscal 1995, and Aero's operating facility was sold December 30, 1994. Aero and A.J. represented $3,341,000 and $8,765,000 of sales for the three and six months ended December 31, 1994, respectively. Pro forma operating results for the Company's remaining operations, excluding A.J. and Aero, show sales increases in the three and six month periods of the current year compared to the prior year of $1,716,000 and $4,392,000, respectively.


Current fiscal year sales are generated from the Company's Northern Ireland PCB and ECM operations, Irlandus Circuits, Ltd. ("Irlandus") and DDL Electronics, Ltd. ("DDL-E"), respectively. Irlandus' sales for the first six months of the current fiscal year increased by $280,000 to $4,924,000 and DDL-E's sales increased nearly 130% to $7,297,000. The Company ended fiscal 1995 with the highest backlog ever for its two European subsidiaries. This has translated into higher sales in the first six months of fiscal 1996. DDL-E, in particular, has seen growth in contracts from existing customers as well as sales to new customers. In the first six months of fiscal 1995, DDL-E sales to two of its largest customers were substantially reduced as a result of lower demand for these customers' products in the European market. Sales to these two customers increased in the second half of fiscal 1995 and have continued strong into the first half of fiscal 1996. Also, DDL-E has added several new significant turnkey customers that have contributed to sales growth in the first half of fiscal 1996 and have reduced the relative volume of sales made on a consignment basis. For "turnkey" sales, DDL-E provides all materials, labor and equipment associated with producing the customers' products, while "consigned" sales are those in which the customers furnish the materials and DDL-E provides only the labor and equipment to manufacture the product.

Consolidated gross profit (sales less cost of goods sold) for the first half of fiscal 1996 improved by $502,000 compared with the first half of fiscal 1995. Also, the consolidated gross percentage improved from 8.4% (on a pro forma basis without Aero and A.J.) for the first six months of fiscal 1995 to 11.3% for the first six months of fiscal 1996. DDL-E's gross profit improved by $384,000, but its gross profit percentage declined from 13.3% to 11.1% due to a decrease in consignment sales and an increase in turnkey sales volume. Also, the cost of direct materials as a percent of turnkey sales in fiscal 1996 was higher than in fiscal 1995. An increase in the number of production employees handling the higher sales volume and additional costs incurred for previously deferred equipment maintenance further contributed to the decline in DDL-E's gross profit percentage. Irlandus' gross profit improved by $339,000 and its gross profit percentage improved from 5.1% to 11.7%. Improved margins at Irlandus were due to improved product yields and higher profit margins on new business. Part of this improvement in profit margin results from Irlandus' successful effort to market to customers needing prototype PCBs, quick-turn PCBs (produced in ten days or less) and short lead time production for PCBs.

Consolidated gross profit for the three months ended December 31, 1995 was $657,000, compared to $557,000 for the comparable period of the prior year. Gross profit at Irlandus and DDL-E increased approximately $40,000 and $60,000, respectively, in the current quarter compared to the second quarter of fiscal 1995. Irlandus' gross profit percentage improved from 8.4% to 10.0%, while DDL-E's declined from 20.6% to 12.6% between these two quarterly periods. The lower gross profit percentage at DDL-E was attributable to the factors cited above for the six month periods. The consolidated gross percentage declined from 13.7% (on a pro forma basis without Aero and A.J.) in the second quarter of fiscal 1995 to 10.9% in the second quarter of fiscal 1996, primarily due to the decline in gross profit percentage at DDL-E.

The operating loss for the first six months of fiscal 1996 improved over the comparable period of fiscal 1995 by $3,013,000, from a loss in fiscal 1995 of $3,525,000 to a loss of $512,000 in fiscal 1996. On a consolidated pro forma basis the improvement in the operating loss was only $364,000. A substantial portion of fiscal 1995's operating costs were attributable to accrual of restructuring charges associated with the discontinuance of A.J.'s operations and disposal of its assets. The restructuring charge of $1,173,000 in the first half of fiscal 1995 was comprised of a writedown of assets to liquidation value, accrual of expected lease termination costs and provision for operating expenses through A.J.'s ultimate and final disposal.

The decline in net nonoperating income in the three and six month periods ended December 31, 1994 of $3,093,000 and $2,808,000, respectively, to $26,000 and $138,000, respectively, in the three and six month periods ended December 31, 1995 is due principally to a nonrecurring gain on the sale of assets of Aero and A.J. of $3,374,000
in the earlier three and six month periods.   Also, the Company's
interest expense for these three and six month periods declined by $202,000 and $427,000, respectively, from fiscal 1995 to fiscal 1996 due to the payoff of the Company's senior debt at the end of December 1994.

For the second quarter of fiscal 1996, the loss before extraordinary item was $348,000 or ($0.02) per share, compared to income before extraordinary item of $2,145,000 or $0.13 per share for the second quarter of fiscal 1995. On a pro forma basis, excluding the nonrecurring gain on sale of assets and the operations of A.J. and Aero, the fiscal 1995 second quarter would have shown a loss before extraordinary item of $442,000. The lower loss in the fiscal 1996 second quarter, compared to the pro forma results for the second quarter of fiscal 1995, is due primarily to a reduction of interest expense in fiscal 1996.

Consolidated net income for the first six months of fiscal 1996 was $736,000 or $0.04 per share, compared to $1,724,000 or $0.11 per share for the same period of fiscal 1995. Net income for the first half of fiscal 1995 includes the extraordinary gain on debt extinguishment of $2,441,000 associated with the retirement of the Company's senior debt. Net income for the first half of fiscal 1996 includes $1,110,000 in net tax benefits associated with application for federal tax refunds as permitted under section 172(f) of the Internal Revenue Code. In the aggregate the Company applied for federal tax refunds of $2,175,000, net of costs associated with applying for such refunds. Through December 31, 1995, the Company has received $1,871,000 of net refunds plus interest on such refunds of $106,000, and has recognized as an income tax benefit $1,110,000 net of certain expenses. Because of the possibility that the tax returns underlying these refunds may be subject to audit by the Internal Revenue Service and a portion of the refunds disallowed, the Company has not yet recognized a tax benefit for the remainder of the refunds received to date, or for the refunds still expected to be received. Nonetheless, the Company feels that its claim for refund and carry back of net operating losses can be substantiated and is supported by law, and that the Company will ultimately collect and retain a substantial portion of the refunds applied for.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity are its cash and cash equivalents which amounted to $2,828,000 at December 31, 1995. During the six months ended December 31, 1995, cash and cash equivalents decreased by $89,000 due primarily to capital expenditures of $380,000 and the effect of exchange rate changes on cash of $57,000, partially offset by cash provided from operations of $219,000 and cash provided through financing activities of $129,000.

Components of operating working capital increased by $755,000 during the first half of fiscal 1995, comprised of a $425,000 increase in accounts receivable, a $561,000 increase in inventory and a $956,000 increase in prepaid expenses and deposits, partially offset by an increase current liabilities of $1,187,000. The increase in working capital is primarily the result of increased sales volume at the Company's Northern Ireland subsidiaries, which has increased working capital requirements.

In the past, the Company has successfully raised capital from private placement of equity instruments. In December 1995, the Company finalized a renewable one year credit facility with a European bank to provide a working capital line of credit of 500,000 pounds sterling (approximately $750,000) for use in financing the growth of the Company's Northern Ireland operations. There were no borrowings outstanding under this credit facility at December 31, 1995.

In fiscal 1993 the Company privately negotiated the exchange of a portion of the 7% and 8-1/2% convertible subordinated debentures for common stock and warrants of which 223,500 warrants remained unexercised at September 30, 1995. Of these, 15,000 warrants were exercised during December 1995 at $1.42 per share, and the remaining 208,500 warrants were effectively exercised on December 29, 1995 at $1.42 per share. However, as the Company did not receive the proceeds from the exercise of the 208,500 warrants until January 1996, the issuance of stock and the $296,000 proceeds therefrom have been recorded in January 1996. The Company also has outstanding warrants to purchase 100,000 shares of common stock at an exercise price of $1.31 until May 24, 1997.

The achievement of continued operating profitability is the most significant internal factor to ensure the Company's long-term viability. No assurance can be given that the Company will maintain operating profitability, or that cash generated from non-operating sources will be adequate to fund future cash needs. As a necessary step to ensure the Company's increased profitability the Company is actively pursuing strategic acquisition candidates that will help ensure growth of the Company in the markets and industries in which it has expertise.

On November 10, 1995, the Company issued 10% Senior Bridge Notes in the aggregate principal amount of $1,000,000 to fund the down payment in connection with the acquisition of SMTEK, Inc., which purchase was consummated on January 12, 1996. See "Recent Developments" below for additional details concerning this acquisition. The proceeds from the 10% Senior Bridge Notes were deposited into an escrow account, pending completion of the acquisition. The escrow deposit and the 10% Senior Bridge Notes, both in the amount of $1,000,000, are included in Prepaid Expenses and Deposits and in Short-term Borrowings, respectively, in the accompanying consolidated balance as of December 31, 1995.


Recent Developments

Effective January 12, 1996, the Company acquired SMTEK, Inc. for $6.8 million in cash and 1,000,000 shares of the Company's common stock. SMTEK is a ten-year old electronics contract manufacturer that specializes in surface mount technology (SMT) assembly and full production implementation of circuit boards, from analysis and design to complex manufacture of the product. SMTEK provides services to the military, medical, avionics, industrial, space and high-end commercial product markets. Areas of core competence include: (i) mechanical thermal engineering analysis and design of printed circuit boards; (ii) full procurement of all materials, components and up-screening; and
(iii) full in-circuit and functional testing capabilities. These areas of specialization are integrated with a state-of-the-art turnkey contract manufacturing capability which utilizes a high degree of factory automation. SMTEK has approximately 125 employees and conducts its operations in a 45,000 square foot facility located in Ventura County, California.

The acquisition of SMTEK is expected to be an important step in the expansion of the technical capabilities and marketing force of the Company in Europe and the United States. The SMTEK acquisition will bring to the Company a fully automated robotic SMT assembly operation, mechanical engineering program managers, and a team with experience in printed circuit board and mechanical design technology. SMTEK also has substantial experience in the design and production of printed circuit boards used in wireless communication products.

The acquisition has been financed by short-term bridge loans totaling $7.0 million, comprised of $1.0 million in aggregate principal amount of 10% Senior Bridge Notes dated November 10, 1995 and $6.0 million in aggregate principal amount of unsecured loans bearing interest at 10% that were advanced to the Company by an investment banking firm on January 5 and 12, 1996. The Company is currently working to arrange longer term financing through the issuance and private placement of convertible debt and/or equity securities, the proceeds of which would be used to retire the $7.0 million in bridge loans. However, no assurance can be given that the Company will be successful in arranging financing to retire the bridge loans.

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 5.  OTHER INFORMATION

Federal, state, and local provisions relating to the protection of the environment affect the Company's printed circuit board fabrication operations. The Company's U.S. printed circuit board plants generate hazardous waste, some of which was treated on site and some of which was removed from the Company's facilities and disposed of elsewhere by arrangement with the owners or operators of disposal sites. The Company's Aeroscientific-Anaheim subsidiary received notice from the United States Environmental Protection Agency that it is regarded as a potentially responsible party ("PRP") under federal environmental laws in connection with a waste disposal Site known as the "Stringfellow Superfund site" in Riverside County, California, which is presently being considered by governmental authorities for remediation. Aeroscientific has been named as a third party defendant by other PRPs in a case brought by the United States Government concerning this site. Aeroscientific was also named as a defendant together with a large number of PRPs in a civil action filed by the residents and homeowners adjacent to the Stringfellow site which was settled out of court. The information developed during discovery and investigation thus far indicates that Aeroscientific supplied relatively small amounts of waste to the site as compared to the many other defendants. As part of the currently proposed Settlement Agreement, small polluters would pay a fixed amount plus an amount that varies based on volume of material dumped at the site. Under these guidelines, the Company's probable liability will be $120,000. Final settlement and timing of payment are currently indeterminable, and no assurances can be given that any settlement will be achieved. The Company, however, has accrued a sufficient liability to cover the proposed settlement as of fiscal year end 1995. Any further remedial costs or damage awards in these cases may be significant and management believes that the Company's allocated share of such costs or damages could have a material adverse effect on the Company's business or financial condition. The actions are still in the pre-trial and discovery stages and a prediction of outcome is difficult. There is, as in the case of most environmental litigation, the theoretical possibility of joint and several liability being imposed upon Aeroscientific for damages which may be awarded. Total cleanup costs for the Stringfellow site have been estimated at $600 million.
The Company's possible range of liability is indeterminable, and the reliability and precision of estimated cleanup costs are subject to a myriad of factors which are not currently measurable.

The Company is aware of certain chemicals that exist in the ground at its previously leased facility in Anaheim, California. The Company has notified the appropriate governmental agencies and is proceeding with remediation and investigative studies regarding soil and groundwater contamination. The Company believes that it will be required to implement a continuing remedial program for the site, the cost of which is currently unknown. The installation of water and soil extraction wells was completed in August 1994. A plan for soil remediation was completed about the same time and was submitted to regulatory authorities. The full extent of potential ground water pollution could not be determined given preliminary estimates. The Company retained the services of Harding Lawson and Associates in May 1995 to begin the vapor extraction of pollutant from the soil and to perform exploratory hydro-punch testing to determine the full extent and cost of the potential ground water contamination. These processes are in their preliminary stages and a complete and accurate estimate of the full and potential costs cannot be determined at this time. The Company believes that the resolution of these matters will require a significant cash outlay. Initial estimates form Harding Lawson indicate that it could cost as much as $3,000,000 to fully clean-up the site and take over ten years to complete. The Company and Aeroscientific Corp. entered into an agreement to share the costs of environmental remediation with the landlord at the Anaheim facility. Under this agreement, the Company is obligated to pay 80% of the site's total remediation costs up to $725,000 (i.e., up to the Company's share of $580,000) with any costs above $725,000 being shared equally between the Company and the landlord. Through December 31, 1995, the Company has paid $328,000 as its share of the remediation costs, and at that date the Company had an accrued liability of $721,000 which represents its estimated share of the future discounted remediation costs.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    10.1 Agreement for Purchase of Shares dated October 6, 1995 between DDL Electronics, Inc., as buyer, and the shareholders of SMTEK (incorporated by reference to Exhibit No. 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on January 29, 1996).

     10.2  Employment Agreement and Letter of Understanding and
Agreement dated October 6, 1995 between DDL Electronics, Inc. and
Gregory L. Horton (incorporated by reference to Exhibit No. 99.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on January 29, 1996).

     10.3 Note Purchase Agreement dated as of November 10, 1995 among DDL Electronics, Inc. and the various purchasers of 10% Senior Bridge Notes (incorporated by reference to Exhibit No. 99.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on January 29, 1996).

     11    Computation of Earnings Per Share

     27    Financial Data Schedule (included in electronic filing)


b.  Reports on Form 8-K:

    There were no reports on Form 8-K filed during the three months ended December 31, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       February 12, 1996                     /s/ Gregory L. Horton
---------------------------------        -------------------------------
           Date                            Gregory L. Horton
                                           Chief Executive Officer
                                            and President


       February 12, 1996                     /s/ Richard K. Vitelle
---------------------------------        -------------------------------
           Date                             Richard K. Vitelle
                                            Vice President -Finance
                                           (Principal Financial Officer)