Form 10-Q
period 1996-03-31
DDL ELECTRONICS INC
filed 1996-05-13
CIK 26987

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10-Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  MARCH 31, 1996

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


     For the transition period from            to
                                    -----------   ------------


Commission File Number:  1-8101


Exact Name of Registrant as
  Specified in Its Charter):  DDL ELECTRONICS, INC.


State or Other Jurisdiction of                 I.R.S. Employer
Incorporation or Organization): DELAWARE       Identification No.: 33-0213512



Address of Principal Executive Offices:        2151 Anchor Court
                                               Newbury Park, CA 91320

Registrant's Telephone Number:                 (805) 376-9415



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]



The registrant had 20,322,532 shares of Common Stock outstanding as of May 8, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


              DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                 (Unaudited, except June 30, 1995)

                                  March 31,         June 30,
                                    1996              1995

        ASSETS
CURRENT ASSETS
Cash and cash equivalents      $  2,649,000     $  2,917,000
Accounts receivable               5,553,000        3,600,000
Inventories                       7,621,000        2,188,000
Prepaid expenses and deposits       170,000          171,000
                                 ----------        ---------
        Total current assets     15,993,000        8,876,000
                                 ----------        ---------
PROPERTY, EQUIPMENT AND
 IMPROVEMENTS, AT COST
Buildings and improvements        5,538,000        5,217,000
Plant equipment                  13,670,000        9,486,000
Office and other equipment        1,488,000        1,268,000
                                 ----------       ----------
                                 20,696,000       15,971,000

Less: accumulated depreciation
 and amortization               (14,730,000)     (12,662,000)
                                 ----------       ----------
Property, equipment and
 improvements, net                5,966,000        3,309,000
                                 ----------       ----------
OTHER ASSETS
Goodwill                          6,025,000            -
Debt issue costs                  1,022,000            -
Deposits and other                  922,000          405,000
                                 ----------      -----------
Total other assets                7,969,000          405,000
                                 ----------      -----------
Total assets                   $ 29,928,000     $ 12,590,000
                                 ==========      ===========

               See accompanying Notes to Unaudited
                Consolidated Financial Statements.

            DDL ELECTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET
                         (Continued)
                (Unaudited, except June 30, 1995)


                                 March 31,        June 30,
                                   1996             1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of
  long-term debt                $ 4,203,000    $    633,000
Accounts payable                  7,708,000       5,283,000
Accrued payroll and
 employee benefits                  724,000         601,000
Other accrued liabilities         2,611,000       2,387,000
Income taxes payable                762,000           -
                                 ----------      ----------
Total current liabilities        16,008,000       8,904,000
                                 ----------      ----------
LONG-TERM DEBT
10% Senior Secured Notes          5,300,000           -
7% Convertible Subordinated
  Debentures, less current
  portion                           441,000         621,000
8-1/2% Convertible
  Subordinated Debentures         1,580,000       1,580,000
Notes payable, capitalized
  lease obligations and
  other long-term debt,
  less current portion            3,713,000       4,829,000
                                 ----------      ----------
Total long-term debt             11,034,000       7,030,000
                                 ----------      ----------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                        202,000         161,000
Additional paid-in capital       25,828,000      20,983,000
Common stock held in escrow      (1,325,000)          -
Accumulated deficit             (20,715,000)    (23,598,000)
Foreign currency translation
  adjustment                     (1,104,000)       (890,000)
                                 ----------      ----------
Total stockholders'
  equity (deficit)                2,886,000      (3,344,000)
                                 ----------      ----------
Total liabilities and
 stockholders' deficit         $ 29,928,000    $ 12,590,000
                                 ==========      ==========

                See accompanying Notes to Unaudited
                 Consolidated Financial Statements.

                 DDL ELECTRONICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                       Nine Months Ended
                                            March 31,
                                      1996             1995

SALES                             $ 22,722,000     $ 22,673,000
                                    ----------       ----------
COSTS AND EXPENSES
Cost of goods sold                  19,985,000       20,629,000
Administrative and selling           3,027,000        4,146,000
Amortization of goodwill               317,000            -
Restructuring charges                    -            1,173,000
                                    ----------       ----------
Total costs and expenses            23,329,000       25,948,000
                                    ----------       ----------
OPERATING LOSS                        (607,000)      (3,275,000)
                                    ----------       ----------
NONOPERATING INCOME (EXPENSE)
Investment income                      208,000           85,000
Interest expense                      (584,000)        (767,000)
Gain on sale of assets                   -            3,374,000
Other income                           204,000           33,000
                                     ---------       ----------
Nonoperating income (expense), net    (172,000)       2,725,000
                                     ---------       ----------
LOSS BEFORE INCOME TAX BENEFIT        (779,000)        (550,000)

BENEFIT FROM INCOME TAXES            1,110,000             -
                                     ---------       ----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                   331,000         (550,000)

EXTRAORDINARY ITEM
  Gain on debt extinguishment        2,552,000        2,441,000
                                     ---------        ---------
NET INCOME                         $ 2,883,000      $ 1,891,000
                                     =========        =========
PRIMARY EARNINGS (LOSS) PER SHARE
  Income (loss) before
    extraordinary item                  $ 0.02          ($ 0.03)
  Extraordinary item                      0.14             0.15
                                          ----             ----
  Earnings per share                    $ 0.16           $ 0.12
                                          ====             ====
AVERAGE NUMBER OF PRIMARY
 COMMON AND COMMON SHARE
 EQUIVALENTS                        17,677,831       15,790,737
                                    ==========       ==========

             See accompanying Notes to Unaudited
             Consolidated Financial Statements.

                            DDL ELECTRONICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Unaudited)


                                         Three Months Ended
                                             March 31,
                                      1996             1995

SALES                             $ 10,501,000     $  6,079,000
                                    ----------        ---------
COSTS AND EXPENSES
Cost of goods sold                   9,147,000        4,916,000
Administrative and selling           1,132,000          913,000
Amortization of goodwill               317,000            -
                                    ----------        ---------
Total costs and expenses            10,596,000        5,829,000
                                    ----------        ---------
OPERATING INCOME (LOSS)                (95,000)         250,000

NONOPERATING INCOME (EXPENSE)
Investment income                        8,000           28,000
Interest expense                      (355,000)        (111,000)
Other income                            37,000            -
                                    ----------        ---------
Nonoperating expense, net             (310,000)         (83,000)
                                    ----------        ---------
INCOME (LOSS) BEFORE
 INCOME TAXES                         (405,000)         167,000

INCOME TAXES                             -                -
                                    ----------        ---------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                   (405,000)         167,000

EXTRAORDINARY ITEM
  Gain on debt extinguishment        2,552,000            -
                                    ----------        ---------
NET INCOME                         $ 2,147,000      $   167,000
                                    ==========        =========
PRIMARY EARNINGS (LOSS)
 PER SHARE
  Income (loss) before
   extraordinary item                  ($ 0.02)          $ 0.01
  Extraordinary item                      0.13               -
                                          ----             ----
  Earnings (loss) per share             $ 0.11           $ 0.01
                                          ====             ====

AVERAGE NUMBER OF PRIMARY COMMON
 AND COMMON SHARE EQUIVALENTS       19,064,501       16,012,801
                                    ==========       ==========

               See accompanying Notes to Unaudited
                Consolidated Financial Statements.

               DDL ELECTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)
                                            Nine Months Ended March 31,
                                              1996               1995
Cash flows from operating activities:
Net income                                 $ 2,883,000      $  1,891,000
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities -
  Depreciation and amortization              1,152,000         1,220,000
  Gain on debt extinguishment               (2,552,000)       (2,441,000)
  Gain on sale of property and other assets      -            (3,377,000)
  Net (increase) decrease in
    operating working capital               (1,773,000)        2,064,000
  (Increase) decrease in deposits
    and other assets                          (500,000)            2,000
  Benefit of noncapital grants                (207,000)          (33,000)
                                             ---------         ---------
Net cash used by operating activities         (997,000)         (674,000)
                                             ---------         ---------
Cash flows from investing activities:
   Capital expenditures                       (696,000)         (243,000)
   Purchase of SMTEK, Inc., net of
    cash acquired                           (7,638,000)            -
   Proceeds from disposition of
    capital assets                               -             9,997,000
                                             ---------         ---------
Net cash provided (used) by
 investing activities                       (8,334,000)        9,754,000
                                             ---------         ---------
Cash flows from financing activities:
   Proceeds from long-term debt              8,800,000           166,000
   Reductions of long-term debt             (1,439,000)      (10,603,000)
   Debt issue costs                           (352,000)            -
   Proceeds from issuance of common stock    1,112,000           980,000
   Proceeds from exercise of stock options     492,000             9,000
   Proceeds from exercise of warrants          317,000             -
   Proceeds from government grants             231,000           200,000
                                             ---------         ---------
Net cash provided (used)
 by financing activities                     9,161,000        (9,248,000)
                                             ---------         ---------
Effect of exchange rate changes on cash        (98,000)           17,000
                                             ---------         ---------
Decrease in cash and cash equivalents         (268,000)         (151,000)

Cash and cash equivalents at
 beginning of period                         2,917,000         2,540,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                             $ 2,649,000       $ 2,389,000
                                             =========         =========

See accompanying Notes to Unaudited Consolidated Financial Statements

                   DDL ELECTRONICS, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION
- ------------------------------------
In the opinion of the Company's management, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1995), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1996 and June 30, 1995, the results of operations for the three and nine month periods ended March 31, 1996 and 1995, and the cash flows for the nine months ended March 31, 1996 and 1995.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as March 31 for clarity of presentation. The actual periods ended on March 29, 1996 and March 31, 1995. Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report to Stockholders as filed with the Securities and Exchange Commission on or about September 30, 1995.


NOTE 2 - ACQUISITION OF SMTEK, INC.
- -----------------------------------
On January 12, 1996, the Company acquired 100% of the outstanding stock of SMTEK, Inc., a provider of integrated electronic manufacturing services. The purchase price of $8,000,000 was paid in cash of $7,199,000 and 1,000,000 shares of unregistered common stock. The Company also incurred acquisition-related fees and other costs totaling $495,000. The cash portion of the purchase price was financed through the issuance of short-term 10% bridge loans in the aggregate amount of $7,000,000 (the "Bridge Loans"). The Bridge Loans were repaid in February 1996 through the issuance of 10% Senior Secured in the aggregate amount of $5,300,000 and 10% Cumulative Convertible Debentures in the aggregate amount of $3,500,000. As further described in
Note 8 herein, subsequent to March 31, 1996 the holders of $3,300,000 of the 10% Cumulative Convertible Debentures elected to convert their debentures to equity.

The acquisition has been accounted for using the purchase method. In accordance with Accounting Principles Board Opinion No. 16, the total investment made in SMTEK of $8,495,000 has been allocated to the assets and liabilities acquired at their estimated fair values at the acquisition date, which resulted in the recognition of goodwill of $6,342,000. The Company is amortizing the goodwill amount over five years.

NOTE 3 - REVENUE RECOGNITION
- ----------------------------
The Company's European operating units recognize revenue upon shipment of products.

SMTEK, Inc., the Company's U.S. operating unit, has historically generated the majority of its sales through long-term contracts with suppliers of electronic components and products to the federal government. Consequently, SMTEK uses the percentage of completion method to recognize revenue. SMTEK determines percentage complete on the basis of costs incurred to total estimated costs. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to income. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. This method recognizes in the current period the cumulative effect of the changes on current and prior periods.


NOTE 4 - INVENTORIES
- --------------------
Inventories are comprised of the following:

                                  March 31,      June 30,
                                    1996           1995
                                    ----           ----
Raw materials                    $4,258,000     $1,634,000
Work in process                   4,353,000        710,000
Less advances and progress
 payments                          (735,000)         -
Less reserves                      (255,000)      (156,000)
                                  ---------      ---------
                                 $7,621,000     $2,188,000
                                  =========      =========


NOTE 5 - FINANCING ARRANGEMENTS
- -------------------------------
Bank Credit Agreement:

In December 1995, the Company entered into an agreement with Ulster Bank Group which provides for multiple credit facilities for its Northern Ireland operations. This agreement includes a working capital line of credit of 500,000 pounds sterling (approximately $750,000), and provides for interest on borrowings at 1-1/2% over the Bank's base rate. The credit facilities are available to the Company until November 30, 1996, and are subject to renewal thereafter. There were no borrowings outstanding under this credit facility at March 31, 1996. The Company is currently negotiating with a bank for a U.S. credit facility to provide working capital financing for SMTEK, Inc. However, there can be no assurance that the Company will be successful in obtaining a bank credit facility for its U.S. operations.

Acquisition indebtedness:

In February 1996 the Company issued 10% Senior Secured Notes due July 1, 1997 in the aggregate amount of $5,300,000 (the "10% Senior Notes") and 10% Cumulative Convertible Debentures due February 28, 1997 in the aggregate amount of $3,500,000 (the "10% Convertible Debentures"). The proceeds of these borrowings were used to pay off the principal and accrued interest of the $7,000,000 Bridge Loans which had been taken out to finance the acquisition of SMTEK, pay acquisition costs, and provide working capital for SMTEK.

The 10% Convertible Debentures were sold to offshore investors under Regulation S provisions of U.S. securities laws. The Debentures are convertible at the holders' option into the Company's common stock at any time after 60 days at a conversion price equal to 82% of the average of the lowest trade price for the Company's common stock on the New York Stock Exchange for the three days immediately preceding the conversion date. Any 10% Convertible Debentures outstanding after 12 months will automatically be converted into common stock. As further described in Note 8 herein, subsequent to March 31, 1996 the holders of $3,300,000 of the 10% Cumulative Convertible Debentures elected to convert their debentures to equity.

The 10% Senior Notes are secured by (i) 1,060,000 shares of common stock and
(ii) warrants to purchase 1,060,000 shares of common stock (the "Collateral Warrants"), all of which have been placed into an escrow account. In the event the Collateral Warrants are required to redeem the 10% Senior Notes, each warrant would be exercisable into one share of common stock at a price which is 6% less than the market value of the Company's common stock at the time of exercise. If the 10% Senior Notes are repaid from sources other than the Collateral Warrants, then the Collateral Warrants expire and can no longer be exercised.

In connection with the sale of the 10% Senior Notes and 10% Convertible Debentures, the Company paid $352,000 as a fee to the placement agent for these financings. The Company also issued to the placement agent as additional compensation 572,683 shares of common stock and warrants to purchase 1,500,000 shares of common stock for $2.50 per share which are exercisable for five years.

Other stock purchase warrants:

The Company carries previously issued 7% and 8-1/2% Convertible Subordinated Debentures ("CSDs"). In fiscal 1993, the Company exchanged a portion of the CSDs for stock and common stock purchase warrants. The remaining 223,500 of these warrants were exercised during the nine months ended March 31, 1996 at $1.42 per share. The Company may effect similar exchanges with holders of the remaining outstanding CSDs in the future.

On March 29, 1996, the Company entered into a settlement agreement with certain of its former officers, key employees and directors to restructure its unfunded retirement obligations under several post-employment benefit plans covering these individuals (the "Participants"). Under terms of the settlement, the Participants agreed to relinquish all future payments due them under these benefit plans in return for an aggregate of 595,872 stock purchase warrants. The warrant exercise price will be equal to the New York Stock Exchange closing price of the Company's common stock on May 31, 1996 minus $1.50, subject to a minimum exercise price of $2.50 and a maximum exercise price of $6.00. The Company will subsidize the exercise of warrants by crediting the Participants with $2.50 for each warrant exercised. The warrants may be called for redemption by the Company at any time after June 1, 1996 if DDL's common stock closes above $4.00 per share, at a redemption price of $.05 per warrant. Under a contingent payments provision of the settlement agreement, the Company is obligated to pay the Participants $2.50 for each warrant which remains unexercised on the June 1, 1998 warrant expiration date, payable in semiannual installments over two to ten years. The Company has recorded a liability for the present value of these contingent payments, which amounted to $919,000 at March 31, 1996. As the result of this settlement agreement, the Company recorded an extraordinary gain of $2,552,000 and had a net reduction of its liabilities of a corresponding amount.

Stock sale:

In March 1996, the Company sold 600,000 shares of common stock to an offshore investor under the provisions of Regulation S which generated net proceeds of $1,112,000.


NOTE 6 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS
- --------------------------------------------------------
"Net cash used by operating activities" includes cash payments for interest as follows:

                                    Nine months ended March 31,
                                        1996           1995
                                        ----           ----

Interest paid                        $ 433,000      $ 767,000
                                       =======        =======

"Net (increase) decrease in operating working capital" is comprised of the following:
                                     Nine months ended March 31,
                                        1996           1995
                                        ----           ----
Decrease in accounts receivable     $  226,000      $1,470,000
(Increase) decrease in
  inventories                       (3,246,000)      1,520,000
(Increase) decrease in
  prepaid expenses                      57,000         (28,000)
Increase (decrease) in
 accounts payable                      312,000        (273,000)
Decrease in accrued payroll
 and employee benefits                 (23,000)       (290,000)
Increase (decrease) in other
 liabilities                           901,000        (335,000)
                                     ---------       ---------
Net (increase) decrease in
 operating working capital         $(1,773,000)     $2,064,000
                                     =========       =========

Changes in operating working capital accounts may not equal differences derived by comparing balance sheet accounts due to fluctuations in the exchange rate between reported balance sheet dates.


Supplemental schedule of non-cash investing and financing activities:

                                    Nine months ended March 31,
                                       1996              1995
                                       ----              ----

Capital expenditures financed by
 lease obligations                 $  619,000          $ 75,000
                                    =========           =======
7% Convertible Subordinated
 Debentures converted to equity    $  124,000          $ 20,000
                                    =========           =======
Common stock issued as a fee to
 debt placement agent              $  716,000             -
                                    =========           =======
Common stock issued as collateral
 for 10% Senior Notes              $1,325,000             -
                                    =========           =======
Common stock issued as partial
 consideration for SMTEK, Inc.
 acquisition                       $  801,000             -
                                    =========           =======

NOTE 7 - PRO FORMA FINANCIAL INFORMATION
- ----------------------------------------
Following are the Company's restated pro forma consolidated operating results for the nine months ended March 31, 1995, excluding results of operations for the Company's Aeroscientific Corp. and A.J. Electronics, Inc. subsidiaries, and excluding any gain from sale of these subsidiaries' assets, as compared with actual operating results for the nine months ended March 31, 1996 (in thousands except per share amounts):

                                    Nine months ended
                                        March 31,
                                    1996        1995
                                    ----       ----
Sales                             $22,722     $13,908
                                   ------      ------
Cost of sales                      19,985      12,068
Operating expenses                  3,344       2,733
                                   ------      ------
Total cost and expenses            23,329      14,801
                                   ------      ------
Operating loss                       (607)       (893)
Nonoperating income
 (expense), net                      (172)       (474)
                                   ------      ------
Loss before income tax benefit       (779)     (1,367)

Benefit from income taxes           1,110          -
                                   ------      ------
Income (loss) before
 extraordinary item                   331      (1,367)

Extraordinary item - gain on
 debt extinguishment                2,552       2,441
                                   ------      ------
Net income                        $ 2,883    $  1,074
                                   ======      ======
Earnings (loss) per share:
Income (loss) before
 extraordinary item                 $0.02     ($0.08)
Extraordinary item                   0.14       0.15
                                     ----       ----
                                    $0.16      $0.07
                                     ====       ====


NOTE 8 - EVENTS SUBSEQUENT TO MARCH 31, 1996
- --------------------------------------------
At March 31, 1996 the Company had outstanding warrants to purchase 100,000 shares of common stock at $1.31 per share which had been issued in May 1995. These warrants were exercised in April 1996.

On May 9, 1996, the holders of an aggregate of $3,300,000 of the Company's 10% Convertible Debentures elected to convert their debentures to common stock. The effective conversion price is approximately $1.29 per share, which will result in the issuance of approximately 2,558,500 new shares of common stock. After giving effect to this conversion, the Company will have approximately 22,881,000 shares of common stock outstanding. The accompanying consolidated balance sheet as of March 31, 1996 does not give effect to this debt conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

The Company provides customized, integrated electronic manufacturing services ("EMS") to original equipment manufacturers (OEMs) in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also manufactures multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications, and instrumentation industries. The Company's EMS operations are located in Southern California and Northern Ireland. Its PCB facilities are located in Northern Ireland.

The Company entered the EMS business by acquiring its domestic EMS operations in 1985 and by organizing its European EMS operations in 1990. Since 1985, the Company has made substantial capital expenditures in its Northern Ireland EMS and PCB fabrication facilities. In fiscal 1995, the Company liquidated or sold all assets associated with its PCB and ECM operations in the United States, which essentially eliminated its U.S.-based operations.

In January 1996, as the first step toward reestablishing a domestic presence in the EMS industry, the Company acquired SMTEK, Inc., a provider of integrated electronic manufacturing services. In conjunction with this acquisition, Gregory L. Horton, SMTEK's Chief Executive Officer and President, was appointed Chief Executive Officer and President of the Company. In addition, the Company's principal corporate office was relocated from Oregon to SMTEK's facility in Newbury Park, California.


RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

Consolidated sales for the three months ended March 31, 1996 were $10,501,000, compared to $6,079,000 for the same period in the previous fiscal year. The increase in sales results from the acquisition of SMTEK, which contributed revenues of $4,871,000 in the current quarter. Sales for the Northern Ireland operations, Irlandus Circuits, Ltd. ("Irlandus") and DDL Electronics, Ltd. ("DDL-E"), declined approximately 7% in the current three month period compared to the same period of the prior year.

Consolidated sales for the nine months ended March 31, 1996 were $22,722,000, compared to $22,673,000 for the same period in the previous fiscal year. Included in sales of the earlier nine month period are revenues from the Company's former U.S. EMS operation, A.J. Electronics, Inc. ("A.J."), and PCB operation, Aeroscientific Corp. ("Aero"). A.J.'s operations were discontinued and ultimately liquidated in fiscal 1995, and Aero's manufacturing facility and related assets were sold December 30, 1994. Aero and A.J. represented $8,765,000 of sales for the nine months ended March 31, 1995. After giving effect to a pro forma adjustment to exclude sales of Aero and A.J. from prior year's revenues, sales in the current nine month period increased $8,814,000 over sales of the earlier nine month period. Of this

$8,814,000 increase, $4,871,000 represents revenues of SMTEK, which was acquired in 1996. Sales growth at DDL-E accounted for most of the remaining increase in consolidated sales. DDL-E has added several new significant turnkey customers that have contributed to sales growth in the first half of fiscal 1996 and have reduced the relative volume of sales made on a consignment basis. For "turnkey" sales, DDL-E provides all materials, labor and equipment associated with producing the customers' products, while "consigned" sales are those in which the customers furnish the materials and DDL-E provides only the labor and equipment to manufacture the product.

Consolidated gross profit (sales less cost of goods sold) for the first nine months of fiscal 1996 improved by $693,000 compared with the first nine months of fiscal 1995. The consolidated gross profit percentage declined from 13.2% (on a pro forma basis without Aero and A.J.) for the first nine months of fiscal 1995 to 12.0% for the first nine months of fiscal 1996. DDL-E's gross profit declined by $112,000, and its gross profit percentage declined from 15.2% to 7.5% due to a decrease in consignment sales and an increase in turnkey sales volume. Also, the cost of direct materials as a percent of turnkey sales in fiscal 1996 was higher than in fiscal 1995. An increase in the number of production employees handling the higher sales volume and additional costs incurred for previously deferred equipment maintenance further contributed to the decline in DDL-E's gross profit percentage. Irlandus' gross profit improved by $142,000 and its gross profit percentage improved from 11.5% to 12.8%. Improved margins at Irlandus were due to improved product yields and higher profit margins on new business.

Consolidated gross profit for the three months ended March 31, 1996 was $1,354,000, compared to $1,163,000 for the comparable period of the prior year. The acquisition of SMTEK in January 1996 accounted for $979,000 of the increase, offset by a decline in gross profit of the Northern Ireland operations of approximately $800,000. Irlandus' gross profit declined approximately $200,000 due to changes in product mix, while DDL-E's gross profit declined by approximately $600,000. The lower gross profit at DDL-E was attributable to the factors cited above for the nine month periods. The consolidated gross percentage declined from 19.1% in the three months ended March 31, 1995 to 12.9% in the three months ended March 31, 1996, primarily due to the decline in gross profit at DDL-E.

The operating loss for the first nine months of fiscal 1996 improved over the comparable period of fiscal 1995 by $2,668,000, from a loss in fiscal 1995 of $3,275,000 to a loss of $607,000 in fiscal 1996. On a consolidated pro forma basis, after giving effect to the exclusion of Aero and A.J. from fiscal 1995 operating results, the improvement in the operating loss was only $286,000. A substantial portion of fiscal 1995's operating costs were attributable to accrual of restructuring charges associated with the discontinuance of A.J.'s operations and disposal of its assets. The restructuring charge of $1,173,000 in fiscal 1995 was comprised of a writedown of assets to liquidation value, accrual of expected lease termination costs and provision for operating expenses through A.J.'s ultimate and final disposal.

Net nonoperating expense for the three months ended March 31, 1996 and 1995 amounted to $310,000 and $83,000, respectively. This increase was principally due to an increase in interest expense of $244,000 between these two periods. The higher interest expense is associated with the new debt issued in the current quarter to finance the acquisition of SMTEK. For the year to date periods, net nonoperating income (expense) declined from $2,725,000 in the nine months ended March 31, 1995 to ($172,000) in the nine months ended March 31, 1996. This change is attributable principally to a nonrecurring gain of $3,374,000 on the sale of assets of Aero and A.J. in the earlier nine month period. Partially offsetting the effect of this gain was a decrease in interest expense from $767,000 to $584,000 due to the payoff of the Company's senior bank debt at the end of December 1994.


During the nine months ended March 31, 1996, the Company recognized an income tax benefit associated with application for federal tax refunds as permitted under section 172(f) of the Internal Revenue Code. In the aggregate the Company applied for federal tax refunds of $2,175,000, net of costs associated with applying for such refunds. Through March 31, 1996, the Company has received $1,871,000 of net refunds plus interest on such refunds of $106,000, and has recognized as an income tax benefit $1,110,000 net of certain expenses. Because of the possibility that the tax returns underlying these refunds may be subject to audit by the Internal Revenue Service and a portion of the refunds disallowed, the Company has not yet recognized a tax benefit for the remainder of the refunds received to date, or for the refunds still expected to be received. Nonetheless, the Company feels that its claim for refund and carry back of net operating losses can be substantiated and is supported by law, and that the Company will ultimately collect and retain a substantial portion of the refunds applied for.

For the nine months ended March 31, 1995, the loss before extraordinary item was $550,000 or ($0.03) per share. On a pro forma basis, excluding the nonrecurring gain on sale of assets and the operations of A.J. and Aero, the first nine months of fiscal 1995 would have shown a loss before extraordinary item of $1,367,000. For the nine months ended March 31, 1996, the income before extraordinary item was $331,000, or $0.02 per share, which includes the effect of the $1,110,000 income tax benefit discussed above.

Consolidated net income for the first nine months of fiscal 1996 was $2,883,000 or $0.16 per share, compared to $1,891,000 or $0.12 per share for the same period of fiscal 1995. Net income for the fiscal 1996 period includes an extraordinary gain on debt extinguishment of $2,552,000 associated with the reduction of the Company's unfunded retirement obligations to certain former employees and directors in March 1996. Net income for the fiscal 1995 period includes an extraordinary gain on debt extinguishment of $2,441,000 associated with the retirement of the Company's senior bank debt in December 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity are its cash and cash equivalents, which amounted to $2,649,000 at March 31, 1996. During the nine months ended March 31, 1996, cash and cash equivalents decreased by $268,000. This net cash outflow was comprised of cash used to acquire SMTEK of $7,638,000, cash used by operating activities of $997,000, capital expenditures of $696,000, and the effect of exchange rate changes on cash of $98,000, partially offset by cash inflows of $7,009,000 from new borrowings net of debt repayments and debt issue costs, proceeds from issuance of common stock of $1,921,000, and proceeds from government grants of $231,000.

Components of operating working capital increased by $1,773,000 during the first nine months of fiscal 1996, comprised of a $226,000 decrease in accounts receivable, a $3,246,000 increase in inventory and a $57,000 decrease in prepaid expenses, partially offset by an increase current liabilities of $1,190,000. The increase in working capital is primarily the result of the acquisition of SMTEK in 1996.


In December 1995, the Company finalized a renewable one year credit facility with a European bank to provide a working capital line of credit of 500,000 pounds sterling (approximately $750,000) for use in financing the growth of the Company's Northern Ireland operations. There were no borrowings outstanding under this credit facility at March 31, 1996. The Company is currently negotiating with a bank for a U.S. credit facility to provide working capital financing for SMTEK, Inc. There can be no assurance, however, that the Company will be successful in obtaining a bank credit facility for its U.S. operations.

In February 1996, the Company issued 10% Senior Notes due July 1, 1997 in the aggregate amount of $5,300,000 and 10% Convertible Debentures due February 28, 1997 in the aggregate amount of $3,500,000. The proceeds of these borrowings were used to pay off the principal and accrued interest of the $7,000,000 Bridge Loans which had been taken out to finance the acquisition of SMTEK, pay acquisition costs, and provide working capital for SMTEK. In March 1996, to raise additional working capital for SMTEK, the Company sold 600,000 shares of common stock to an offshore investor under the provisions of Regulation S which generated net proceeds of $1,112,000.

The 10% Convertible Debentures were sold to offshore investors under Regulation S provisions of U.S. securities laws. The Debentures are convertible at the holders' option into the Company's common stock at any time after 60 days at a conversion price equal to 82% of the average of the lowest trade price for the Company's common stock on the New York Stock Exchange for the three days immediately preceding the conversion date. Any 10% Convertible Debentures outstanding after 12 months will automatically be converted into common stock.

On May 9, 1996, the holders of an aggregate of $3,300,000 of the Company's 10% Convertible Debentures elected to convert their debentures to common stock. The effective conversion price is approximately $1.29 per share, which will result in the issuance of approximately 2,558,500 new shares of common stock. After giving effect to this conversion, the Company will have approximately 22,881,000 shares of common stock outstanding. The accompanying consolidated balance sheet as of March 31, 1996 does not give effect to this debt conversion.

The achievement of sustained operating profitability is the most significant internal factor to ensure the Company's long-term viability. No assurance can be given that the Company will attain operating profitability, or that cash generated from non-operating sources will be adequate to fund future cash needs. As a necessary step to ensure the Company's increased profitability the Company is actively pursuing strategic acquisition candidates that will help ensure growth of the Company in the markets and industries in which it has expertise.

PART II
OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     10.1 Form of 10% Senior Secured Notes due July 1, 1997, issued as of February 29, 1996 in the aggregate amount of $5,300,000

     10.2 Form of Offshore Securities Subscription Agreement and Form of Debenture dated as of February 28, 1996 covering the sale under Regulation S of $3,500,000 aggregate amount of the Company's 10% Cumulative Convertible Debentures due February 28, 1997

     10.3 Offshore Securities Subscription Agreement dated as of March 1, 1996 covering the sale under Regulation S of 600,000 shares of the Company's Common Stock

     11    Computation of Earnings Per Share

     27    Financial Data Schedule


b.  Reports on Form 8-K:

On January 29, 1996, a Form 8-K was filed regarding the acquisition of SMTEK, Inc. This Form 8-K was amended by the filing of a Form 8-K/A on March 27, 1996 to provide the required audited financial statements of SMTEK and the unaudited pro forma financial information for this acquisition.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       March 13, 1996                        /s/ Gregory L. Horton
_________________________________        ___________________________________
           Date                               Gregory L. Horton
                                              Chief Executive Officer and
                                                President


       March 13, 1996                        /s/ Richard K. Vitelle
_________________________________        ___________________________________
           Date                                Richard K. Vitelle
                                                Vice President -Finance
                                               (Principal Financial Officer)