Form 10-K
period 1996-06-30
DDL ELECTRONICS INC
filed 1996-10-11
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1996
                                     OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ___________   ___________

                          Commission File Number    1-8101
                                                  ___________
Exact Name of Registrant as
Specified in Its Charter:      DDL ELECTRONICS, INC.
                             ______________________________
          DELAWARE                                       33-0213512
 _____________________________                            _____________
 State or Other Jurisdiction of                        I.R.S. Employer
Incorporation or Organization No.                       Identification

Address of Principal Executive Offices:     2151 Anchor Court
                                            Newbury Park, CA 91320
                                           _________________________
Registrant's Telephone Number:              (805) 376-9415
                                           _________________________

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class         Name of each exchange on which registered
    _________________________       ________________________________________
   Common Stock, $.01 Par Value            New York Stock Exchange
                                           Pacific Stock Exchange
   7% Convertible Subordinated
     Debentures due May 15, 2001           New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported by the New York Stock Exchange on October 9, 1996 was $20,448,000. The registrant had 23,046,914 shares of Common Stock outstanding as of October 9, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specified parts of the registrant's Annual Report to Stockholders for its fiscal year ended June 30, 1996 are incorporated by reference into Parts I and II hereof. Specified parts of the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.
                              EXHIBIT INDEX
                               See page 14

                                 PART I

Item 1.   Business

     The Company provides customized, integrated electronic manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also fabricates multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications and instrumentation industries. The Company's EMS operations are located in Southern California and Northern Ireland. Its PCB facilities are located in Northern Ireland.

     The Company entered the EMS business by acquiring its domestic EMS operations in 1985 and by organizing its European EMS operations in 1990. Since 1985, the Company has made substantial capital expenditures in its Northern Ireland EMS and PCB fabrication facilities. In fiscal 1995, the Company liquidated or sold all assets associated with its PCB and ECM operations in the United States.


RECENT DEVELOPMENTS

     Acquisition of SMTEK, Inc.

     In January 1996, as the first step toward rebuilding a domestic presence in the EMS industry, the Company acquired SMTEK, Inc. ("SMTEK"), a provider of integrated electronic manufacturing services. SMTEK specializes in the design and manufacture of complex printed circuit board assemblies and modules utilizing surface mount technology ("SMT") for sale to government-related and commercial customers. In conjunction with this acquisition, Gregory L. Horton, SMTEK's Chief Executive Officer and President, was appointed Chief Executive Officer and President of the Company. In addition, the Company's principal corporate office was relocated from Oregon to SMTEK's facility in Newbury Park, California.

     The consideration paid by the Company to purchase SMTEK consisted of 1,000,000 shares of common stock and $7,199,000 in cash. The cash portion of the purchase price was financed principally by short-term bridge loans extended to the Company in November 1995 and January 1996 in the aggregate amount of $7,000,000, bearing interest at 10% per annum (the "Bridge Loans"). The Company refinanced the Bridge Loans in February 1996 by issuing $5,300,000 in aggregate amount of 10% Senior Secured Notes due July 1, 1997 (the "10% Senior Notes") and $3,500,000 in aggregate amount of 10% Cumulative Convertible Debentures due February 28, 1997 (the "10% Convertible Debentures"). As compensation for placing the Notes and the Debentures, the Company paid to Rickel & Associates, Inc. ("Rickel") a fee of $352,000 and issued to Rickel 572,683 shares of common stock valued at $716,000. Rickel also received certain compensation for making and arranging the Bridge Loans.

     Changes in the Company's capitalization

     The 10% Convertible Debentures, which were sold to offshore investors, were convertible into common stock at any time after 60 days at a conversion price equal to 82% of the market price of the Company's common stock at the time of conversion. In May and June 1996, the holders of all of the 10% Convertible Debentures elected to convert such debentures into common stock. As a result of these conversions, a total of 2,698,275 new shares of common stock were issued, and stockholders' equity increased by $3,188,000, net of remaining unamortized issue costs.

	Primarily as a result of the common stock issued in connection with the acquisition of SMTEK and the conversion of the 10% Convertible Debentures, the Company's outstanding common stock at June 30, 1996 amounted to 22,998,879 shares, compared to 16,062,979 shares at the end of fiscal 1995.

     Reduction of certain obligations

     In March 1996, the Company entered into a settlement agreement with certain of its former officers, key employees and directors (the "Participants") to restructure its outstanding obligations under several consulting programs and deferred fee arrangements which had provided for payments to the Participants after their retirement from the Company or from its board of directors. Under terms of the settlement, the Participants agreed to relinquish all future payments due them under these consulting programs and deferred fee arrangements in return for an aggregate of 595,872 common stock purchase warrants, Series G. The exercise price of these warrants is $2.50 per warrant. The Company will subsidize the exercise of warrants by crediting the Participants with $2.50 for each warrant exercised. The warrants may be called for redemption by the Company at any time after June 1, 1996, if DDL's common stock closes above $4.00 per share, at a redemption price of $.05 per warrant. The Company is obligated to pay the Participants $2.50 for each warrant which remains unexercised on the June 1, 1998 warrant expiration date, payable in semiannual installments over two to ten years.

     The Company has recorded a liability for the present value of these future payments, which amounted to $941,000 at June 30, 1996. As a result of this settlement agreement, the Company recorded an extraordinary gain of $2,356,000, net of $197,000 of compensation expense related to the "call" feature of the warrants.

FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHICAL AREA

     The Company is engaged in two lines of business -- electronic manufacturing services and printed circuit board fabrication. Information with respect to these segments' sales, operating income (loss), identifiable assets, depreciation and amortization, and capital expenditures for each of the last three fiscal years is set forth in Note 11 to the consolidated financial statements of the accompanying 1996 Annual Report to Stockholders. Such information is incorporated herein by this reference and is made a part hereof.

ELECTRONIC MANUFACTURING SERVICES AND PRINTED CIRCUIT BOARD
FABRICATION BUSINESSES

     The EMS and PCB fabrication industries and the markets in which the Company's customers compete are characterized by rapid technological change and product obsolescence. As a result, the end services provided and products made by the Company's EMS and PCB fabrication customers have relatively short product lives. The Company believes that its future success in these industries is dependent on its ability to continue to incorporate new technology into its EMS and PCB fabrication processes, to satisfy increasing customer demands for quality and timely delivery and to be responsive to future changes in this dynamic market. The EMS industry, in general, has experienced increased customer demand as customers move away from captive or in-house EMS capabilities and out-source production. At the same time, the number of EMS providers is growing, thus increasing competition, keeping margins low and forcing sudden changes in the EMS customer base.

     The PCB fabrication market is highly fragmented. Numerous factors, however, have caused a shift toward consolidation in the PCB fabrication industry, including extreme competition, substantial excess production capacity experienced by the industry prior to the current fiscal year, the greatly increased capital and technical requirements to service the advanced multilayer PCB fabrication market and the inability of many PCB fabricators to keep up with the changing demands and expectations of customers on matters such as technical board characteristics, quality and timely delivery of product.

     Description of Products and Services--EMS

     Production of electronic assemblies for a customer is only performed when a firm order is received. Customer cancellations of orders are infrequent and are subject to cancellation charges. More often, a customer will delay shipment of orders based on its actual or anticipated needs. Customer orders are produced based on one of two production methods, either "turnkey" (where the Company provides all materials, labor and equipment associated with producing the customers' product) or "consigned" (the Company provides labor and equipment only for manufacturing product).

     The Company's EMS operations provide turnkey electronic manufacturing services using both surface mount and through-hole interconnection technologies. The Company conducts the EMS portion of its business through its SMTEK subsidiary in Southern California, which serves customers primarily on the West Coast of the U.S., and through its DDL Electronics Limited ("DDL-E") subsidiary, which serves customers primarily in Western Europe. SMTEK and DDL-E do not fabricate any of the components or PCBs used in these processes, but from time to time they have procured PCBs from the Company's PCB fabricator, Irlandus Circuits Limited ("Irlandus"). EMS sales represented approximately 67%, 47% and 59% of the Company's consolidated sales for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

    Since turnkey electronic contract manufacturing may be a substitute for all or some portion of a customer's captive EMS capability, continuous communication between the Company and the customer is critical. To facilitate such communication, the Company's EMS businesses maintain customer service departments whose personnel work closely with the customer throughout the assembly process. The Company's engineering and service personnel coordinate with the customer on the implementation of new and re-engineered products, thereby providing the customer with feedback on such issues as ease of assembly and anticipated production lead times. Component procurement is commenced after component specifications are verified and approved sources are confirmed with the customer. Concurrently, assembly routing and procedures for conformance with the workmanship standards of the Institute for Interconnecting and Packaging Electronic Circuits are defined and planned. Additionally, in-circuit test fixtures are designed and developed. In-circuit tests are normally performed on all assembled circuit boards for turnkey projects. Such tests verify that components have been properly inserted and meet certain functional standards and that electrical circuits are properly completed. In addition, under protocols specified by the customer, the Company performs customized functional tests designed to ensure that the board or assembly will perform its intended function. The Company's personnel monitor all stages of the assembly process in an effort to provide flexible and rapid responses to the customer's requirements, including changes in design, order size and delivery schedule.

    The materials procurement element of the Company's turnkey services consists of the planning, purchasing, expediting and financing of the components and materials required to assemble a board-level or system-level assembly. Customers have increasingly required the Company and other independent providers of electronic manufacturing services to purchase some or all components directly from component manufacturers or distributors and to finance the components and materials. In establishing a turnkey relationship with an independent provider of electronic manufacturing services, a customer typically incurs costs in qualifying that EMS provider and, in some cases, its sources of component supply, refining product design and developing mutually compatible information and reporting systems. With this relationship established, the Company believes that customers experience significant difficulty in expeditiously and effectively reassigning a turnkey project to a new assembler or in taking on the project themselves. At the same time, the Company faces the obstacle of attracting new customers away from existing EMS providers or from performing services in-house.

     Description of Products and Services--PCB Fabrication

     The Company fabricates and sells advanced, multilayer PCBs based on designs and specifications provided by the Company's customers. These specifications are developed either solely through the design efforts of the customer or through the design efforts of the customer working together with the Company's design and engineering staff. Customers submit requests for quotations on each job and the Company prepares bids based on its own cost estimates. The Company conducts its PCB fabrication business through its Irlandus subsidiary located in Northern Ireland. The Company's fabrication facilities in Anaheim, California were shut down in fiscal year 1992 and its Beaverton, Oregon facility was sold in fiscal 1995. PCB sales represented approximately 33%, 53% and 41% of the Company's consolidated sales for the fiscal years ended June 30, 1996, 1995 and 1994, respectively, with multilayer boards constituting a substantial portion of the sales.

    PCBs range from simple single- and double-sided boards to multilayer boards with more than 20 layers. When PCBs are joined with electronic components in the assembly process, they comprise the basic building blocks for electronic equipment. Single-sided PCBs are used in electronic games and automobile ignition systems, whereas multilayer PCBs are used in more advanced applications such as computers, office equipment, communications, instrumentation and defense systems.

    PCBs consist of fine lines of a conductive material, such as copper, which are bonded to a non-conductive panel, typically rigid laminated epoxy glass. The conductive pathways in the PCBs form electrical circuits and replace wire as a means of connecting electronic components. On technologically advanced multilayer boards, conductive pathways between layers are connected with traditional plated through-holes and may incorporate surface mount technology. "Through-holes" are holes drilled entirely through the board that are plated with a conductive material and constitute the primary connection between the circuitry on the different layers of the board and the electronic components attached to the boards later. "Surface mount" boards are boards on which electrical components are soldered onto the surface instead of being inserted into through-holes. Although substantially more complex and difficult to produce, surface mount boards can substantially reduce wasted space associated with through-hole technology and permit greatly increased surface and inner layer densities. Complex boards may also have "via" or "blind-via" holes that connect inner layers of a multilayer board or connect an inner layer to the outside of the board.

    The development of increasingly sophisticated electronic equipment, which combines higher performance and reliability with reduced size and cost, has created a demand for increased complexity, miniaturization and density in electronic circuitry. In response to this demand, multilayer technology is advancing rapidly on many fronts, including the widespread use of surface mount technology. More sophisticated boards are being created by decreasing the width of the tracks on the board and increasing the amount of circuitry that can be placed on each layer. Fabricating advanced multilayer PCBs requires high levels of capital investment and complex, rapidly changing production processes.

    As the sophistication and complexity of PCBs increase, manufacturing yields typically fall. Historically, the Company relied on tactical quality procedures, in which defects are assumed to exist and quality inspectors examine product lot by lot and board by board to identify deficiencies, using automated optical inspection and electrical test equipment. This traditional approach to quality control is not adequate, however, to produce acceptably high yields in an advanced multilayer PCB fabrication environment, as it focuses on identifying, rather than preventing, defects. In recognition of this limitation, Irlandus is striving to create a positive environment encompassing management's awareness, process understanding, and operator involvement in identifying and correcting production problems before defects occur.

     Quality standards

     The International Standards Organization ("ISO") has published internationally recognized standards of workmanship and quality. Both Irlandus and DDL-E have achieved ISO 9002 certification, which the Company believes will be increasingly necessary to attract business. SMTEK has been certified for Mil-Q-9858A, which is the highest military quality standard, and NHB-5300.4, which is the primary quality standard for products used in the U.S. space program. SMTEK is currently working to obtain ISO 9001 certification, which it expects to receive by February 1997.

     EMS Facilities

     SMTEK conducts its operations from a 78,000 square foot facility, which is leased from an unaffiliated party through May 31, 2000. The monthly rent was approximately $28,500 during fiscal 1996 and is subject to a 4% increase each year. SMTEK has the option to extend the lease term for three renewal periods of three years each. The lease rate during the renewal periods is subject to adjustment based on changes in the Consumer Price Index for the local area.

     DDL-E conducts its operations from a 67,000 square foot facility in Northern Ireland that was purchased in 1989. Prior to DDL-E commencing operations in the spring of 1990, approximately 1,600,000 pounds sterling (approximately $2,700,000) was expended on auto-insertion equipment, surface mount device placement equipment, wave solder equipment, visual inspection equipment and automated test equipment. The Company believes that this facility possesses the technology required to compete effectively and that the facility is capable of supporting projected growth for up to the next two years.


     Fabrication Facilities

     Irlandus occupies a 63,000 square foot production facility and an adjacent 9,000 square foot office and storage facility. Irlandus' existing capacity is expected to be adequate to meet anticipated order levels for the next three years.

     Markets and Customers

     The Company's sales in the EMS and PCB fabrication businesses and the percentage of its consolidated sales to the principal end-user markets it serves for the last three fiscal years were as follows (dollars in thousands):
                                     Year Ended June 30,
                    ----------------------------------------------------
    Markets             1996                1995                1994
 ------------       ------------        ------------        ------------
Computer          $ 4,049   12.2%     $ 7,115   24.1%     $23,905   49.3%
Communications      4,189   12.6        6,926   23.4        8,396   17.3
Commercial
 aviation           2,277    6.9           -      -            -      -
Financial           3,155    9.5        2,067    7.0           -      -
Industrial &
 Instrumentation    7,621   23.0        6,044   20.4        6,196   12.8
Medical             4,429   13.4        4,668   15.8        6,533   13.4
Government/
  Military          4,847   14.6        1,362    4.6        1,411    2.9
Automotive             -      -           175     .6          889    1.8
Other               2,569    7.8        1,219    4.1        1,199    2.5
                   ------  -----       ------  -----       ------  -----
    Total         $33,136  100.0%     $29,576  100.0%     $48,529  100.0%
                   ======  =====       ======  =====       ======  =====

    The Company markets its EMS and PCB fabrication services through both a direct sales force and independent manufacturers' representatives. The Company's marketing strategy is to develop close relationships with, and to increase sales to, certain existing and new major EMS and PCB fabrication customers. This includes becoming involved at an early stage in the design of PCBs for these customers' new products. The Company believes that this strategy is necessary to keep abreast of rapidly changing technological needs and to develop new EMS and PCB fabrication processes, thereby enhancing the Company's EMS and PCB capabilities and its position in the industry. As a result of this strategy, however, fluctuations experienced by one or more of these customers in demand for their products may have and have had adverse effects on the Company's sales and profitability.

    During fiscal 1996, the Company's EMS and PCB businesses served approximately 55 and 175 customers, respectively. The Company's five largest customers accounted for 37%, 21% and 45% of consolidated sales during fiscal years 1996, 1995 and 1994, respectively. The Company's largest customer accounted for approximately 9.5% of consolidated sales in fiscal 1996.


     Raw Materials and Suppliers

     In its EMS business, the Company uses numerous suppliers of electronic components and other materials. The Company's customers may specify the particular manufacturers and components, such as the Intel 80486 microprocessor, to be used in the EMS process. To the extent these components are not available on a timely basis or are in short supply because of allocations imposed by the component manufacturer, and the customer is unwilling to accept a substitute component, delays may occur. Such delays are experienced in the EMS business from time to time and have caused sales and inventory fluctuations in the Company's EMS business.

    The principal materials used by the Company in its PCB fabrication processes are copper laminate, epoxy glass, copper alloys, gold and various chemicals, all of which are readily available to the Company from various sources. The Company believes that its sources of materials for its fabrication business are adequate for its needs and that it is not substantially dependent upon any one supplier.

     Industry Conditions and Competition

     The markets in which the EMS and PCB fabrication businesses operate are intensely competitive and have experienced excess production capacity during the past few years. Seasonality is not a factor in the EMS and PCB fabrication businesses. There has been significant downward pressure on the prices that the Company is able to charge for its EMS and PCB fabrication services. More recently, market conditions have improved, resulting in an increase in product demand. While the Company believes that market conditions will continue to improve, it does not believe that prices will increase as quickly. EMS and PCB fabrication customers are increasing their orders, but are reluctant to pay more for such services, primarily due to the industry's excess capacity and price competition. Additionally, competition is principally based on price, product quality, technical capability and the ability to deliver products on schedule. Both the price of and the demand for EMS and PCBs are sensitive to economic conditions, changing technologies and other factors. The technology used in EMS and fabrication of PCBs is widely available, and there are a large number of domestic and foreign competitors. Many of these firms are larger than the Company and have significantly greater financial, marketing and other resources. In addition, the Company faces a competitive disadvantage against better financed competitors because the Company's current financial situation causes certain customers to be reluctant to do business with the Company's operating units. Many of the Company's competitors have also made substantial capital expenditures in recent years and operate technologically advanced EMS and fabrication facilities. In addition, some of the Company's customers have substantial in-house EMS capability, and to a lesser extent, PCB fabrication capacity. There is a risk that when these customers are operating at less than full capacity they will use their own facilities rather than purchase from the Company. Despite this risk, management believes that the Company has not experienced a significant loss of business to in-house fabricators or assemblers. There also are risks that other customers, particularly in the EMS market, will develop their own in-house capabilities, that additional competitors will acquire the ability to produce advanced, multilayer boards in commercial quantities, or the ability to provide EMS, and that foreign firms, including large, technologically advanced Japanese firms, will increase their share of the United States or European market.


     Price competition is particularly intense in the computer market, which in fiscal years 1995 and 1994 was the Company's largest market segment.
This has caused price erosion and lower margins, particularly in the Company's PCB fabrication business. Significant improvement in the Company's PCB gross margins may not be achieved in the near future due to excess PCB production capacity worldwide and substantial competitive pressures in the Company's principal markets. Generally, the Company's customers are reducing inventory levels and seeking lower prices from their vendors, such as the Company, to compete effectively.


GENERAL

     Backlog

     At June 30, 1996, 1995 and 1994, the Company's EMS and PCB fabrication businesses had combined backlogs of $17,669,000, $9,247,000 and $6,902,000, respectively. Backlog is comprised of orders believed to be firm for products that have scheduled shipment dates during the next 12 months. Some orders in the backlog may be canceled under certain conditions. Historically, a substantial portion of the Company's orders have been for shipment within 90 days of the placement of the order and, therefore, backlog information as of the end of a particular period is not necessarily indicative of trends in the Company's business. In addition, the timing of orders from major customers may result in significant fluctuations in the Company's backlog and operating results from period to period.

     Backlog at June 30, 1996 includes SMTEK, the EMS business acquired by the Company in January 1996. The Company's backlog at June 30, 1995 consisted only of the backlog of the Company's European subsidiaries. The increase from fiscal year 1994 to fiscal 1995 reflected higher order demand from existing EMS customers and new outstanding orders from new EMS customers.

     Environmental Regulation

     Federal, state and local provisions relating to the protection of the
environment affect the Company's PCB fabrication operations.   In 1983, the
United States and the State of California filed a legal action against the owners and operators of the Stringfellow hazardous waste disposal site located near Riverside, California, as well as against a number of generators and transporters of chemical substances who allegedly disposed of waste at the site (the "Primary Defendants"). The action seeks to cause the Primary Defendants to clean up the site, to reimburse government plaintiffs for remediation costs incurred by them and to recover compensation for alleged damage to natural resources. The Primary Defendants have initiated a defense of the case. The State of California also has been found liable for, among other things, its negligent selection, inspection, design, construction, operation and failure to remedy the site. In 1988, the Primary Defendants filed third-party complaints against the Company's Anaheim, California-based Aeroscientific Corp. subsidiary ("Aero Anaheim") and about 185 other alleged responsible parties. The U.S. Environmental Protection Agency ("EPA") has estimated that about 34 million gallons of waste were disposed of at the Stringfellow site and has estimated that Aero Anaheim may have been responsible for having generated about 9,300 gallons or 0.0273 percent of the total waste disposed. The government plaintiffs, however, have been unable to estimate the value of their principal claims. EPA's cleanup estimates have ranged from $400 million to $1 billion, depending on which cleanup proposal is selected. At the present time, the Company cannot determine how the allocation of responsibility in this case will ultimately be made or what share of responsibility might be imposed on state and local governments. The EPA contends that site owners and operators and waste generators are jointly and severally liable under federal law. In 1994, the Company was given the opportunity to participate in a de minimis settlement negotiated with the EPA and the Primary Defendants. The Company's share of the settlement and administration costs would have been approximately $120,000. The Company decided not to participate in the settlement at that time because of its limited cash resources. However, the Company accrued this amount as its estimate of the liability it will ultimately bear in this matter. The Company is currently exploring the feasibility of entering into a settlement with the Primary Defendants in which that same amount would be paid over several years. No assurances can be given, however, that any such settlement will be achieved.

     The Company is aware of certain chemicals that exist in the ground at Aero Anaheim's previously leased facility in Anaheim. The Company has notified the appropriate governmental agencies and is proceeding with remediation and investigative studies regarding soil and groundwater contamination. The Company believes that it will be required to implement a continuing remedial program for the site. The installation of water and soil extraction wells was completed in August 1994. A plan for soil remediation was completed about the same time and was implemented beginning in 1995. Investigative work to determine the full extent of potential groundwater pollution has not yet been completed. The Company retained the services of an environmental engineering firm in May 1995 to begin the vapor extraction of pollutant from the soil and to perform exploratory hydro-punch testing to determine the full extent and cost of the cleanup of the potential groundwater contamination. These processes are in their preliminary stages and a complete and accurate estimate of the full and potential costs cannot be determined at this time. The Company believes, however, that the resolution of these matters will require a significant cash outlay. Initial estimates from environmental engineering firms indicate that it could cost from $1,000,000 to $3,000,000 to fully clean up the site and could take as long as ten years to complete. The Company and Aero Anaheim entered into an agreement to share the costs of environmental remediation with the owner of the Anaheim property. Under this agreement, the Company is obligated to pay 80% of the site's total remediation costs up to $725,000 (i.e., up to the Company's $580,000 share) with any costs above $725,000 being shared equally between the Company and the property owner. Through June 30, 1996, the Company has paid $420,000 as its share of the remediation costs (including cash placed in an escrow account for payment of expenses). At June 30, 1996, the Company has a reserve of $608,000, which represents its estimated share of future remediation costs at this site.
Based on consultation with the environmental engineering firms, management believes that the Company has made adequate provision for the liability based on probable loss. It is possible, however, that the future remediation costs at this site may differ significantly from the estimates, and may exceed the amount of the reserve.

     From time to time the Company is also involved in other waste disposal remediation efforts and proceedings associated with its other facilities. Based on information currently available to the Company, management does not believe that the costs of such efforts and proceedings will have a material adverse effect on the Company's business or financial condition.


     Employees

     At June 30, 1996, the Company had approximately 480 employees.

Item 2.  Properties

    The following table lists principal plants and properties of the Company and its subsidiaries:
                                                       Owned
                                            Square       or
         Location                           Footage    Leased
       ------------                         ------     ------

  Newbury Park, California                   78,000     Leased
  Craigavon, Northern Ireland                63,000     Owned
  Craigavon, Northern Ireland                67,000     Owned
  Craigavon, Northern Ireland                 9,000     Owned

   The Northern Ireland properties are pledged as security for installment loans payable to the Industrial Development Board for Northern Ireland, from which the properties were purchased. These loans had an aggregate outstanding balance of approximately $1,265,000 at June 30, 1996.

Item 3.  Legal Proceedings

     As to other litigation matters that are not specifically described under the caption "General - Environmental Regulation" in Item 1 above, no material legal proceedings are presently pending to which the Company or any of its property is subject, other than ordinary routine litigation incidental to the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the 1995 Annual Meeting of Stockholders held on July 11, 1996, Richard K. Vitelle was elected a Class III director by the stockholders. Directors whose terms of office continued after the meeting were Erven P. Tallman, Gregory L. Horton, Melvin Foster, Bernee D.L. Strom and Robert G. Wilson. In addition to the election of a director, the stockholders approved the Company's 1996 Stock Incentive Plan, the 1996 Non-Employee Directors Stock Option Plan and a plan of warrant compensation for non-employee directors who had joined the Board of Directors on May 31, 1995 and had served since that date without other compensation from the Company. Following is a summary of the voting:
                                                Votes     Votes
                                   Votes For   Against  Abstained  Unvoted
                                   --------    -------   -------   -------
Election of Richard K. Vitelle
 as Class III director            19,929,689   258,381       -          -

Approval of 1996 Stock
 Incentive Plan                   10,303,288   841,857    93,126   8,949,799

Approval of 1996 Non-Employee
 Directors Stock Option Plan      11,715,005   513,083   103,716   7,856,266

Approval of plan of warrant
 compensation for non-employee
 directors                        11,088,984   526,350   111,489   8,461,247


     At a Board of Directors meeting immediately following the 1995 Annual Meeting, Mr. Tallman resigned from the board, and Karen Beth Brenner was elected a director to fill Mr. Tallman's seat.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The information set forth under the caption "Market and Dividend Information" in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 6.  Selected Financial Data

     The information set forth under the caption "Five-Year Financial Summary" in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to the financial statements and financial schedules included later in this Report under Item 14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                                PART III

Item 10. Directors and Executive Officers of the Registrant

     This information is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     This information is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the Company's proxy statement for its 1996 Annual Meeting of Stockholders.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                           1996 Annual
                                                            Report to
                                                           Stockholders
                                                              ------
(a)(1) List of Financial Statements

List of data incorporated by reference:
  Report of KPMG Peat Marwick LLP on consolidated
   financial statements                                         12
  Consolidated balance sheets as of June 30, 1996
   and 1995                                                     13
  Consolidated statements of operations for the
   years ended June 30, 1996, 1995 and 1994                     15
  Consolidated statements of cash flows for the
   years ended June 30, 1996, 1995 and 1994                     16
  Consolidated statements of stockholders'
   equity (deficit) for the years ended June 30,
   1996, 1995 and 1994                                          17
  Notes to consolidated financial statements                    18


(a)(2) List of Financial Statement Schedules for the years ended June 30, 1996, 1995 and 1994:*

         VIII - Valuation and Qualifying
                Accounts and Reserves                           32

         IX   - Short-Term Bank Borrowings                     N/A


                                                    Form 10-K
                                                     -------
(a)(3)   List of Exhibits:

         Exhibit Index                                  14


(b) Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.






* Schedules other than those listed are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 10, 1996.


                                          DDL ELECTRONICS, INC.


                                          /s/ Gregory L. Horton
                                         -----------------------
                                         Gregory L. Horton
                                         Chief Executive Officer,
                                          President and Chairman
                                          of the Board of Directors



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                      Date

/s/ Gregory L. Horton        Chief Executive Officer,      October 10, 1996
-----------------------       President and Chairman      ------------------
   Gregory L. Horton          of the Board


/s/ Richard K. Vitelle       Vice President-Finance and    October 10, 1996
-----------------------       Administration, Chief       ------------------
   Richard K. Vitelle         Financial Officer, Treasurer,
                              Secretary and Director


/s/ Karen B. Brenner         Director                      October 10, 1996
-----------------------                                   ------------------
   Karen B. Brenner


/s/ Melvin Foster            Director                      October 10, 1996
-----------------------                                   ------------------
   Melvin Foster


                             Director
-----------------------                                   ------------------
   Robert G. Wilson


                             Director
-----------------------                                   ------------------
   Bernee D. L. Strom

                            EXHIBIT INDEX


Exhibit
Number    Description
------    -----------

 3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8, Commission File No. 33-7440).

 3.2 Bylaws of the Company, amended and restated effective March 1995 (incorporated by reference to Exhibit 3-b of the Company's 1995 Annual Report on Form 10-K).

 4.1 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company
          (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8, Commission File No. 33-7440).

 4.2 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 4.3 of the Company's Registration
          Statement on Form S-8, Commission File No. 33-7440).

 4.3 Indenture dated July 15, 1988, applicable to the Company's 8-1/2% Convertible Subordinated Debentures due August 1, 2008 (incorporated by reference to Exhibit 4-c of the Company's 1988 Annual Report on Form 10-K).

 4.3.1    Supplemental Indenture relating to the Company's 8-1/2%
          Convertible Subordinated Debentures due August 1, 2008
          (incorporated by reference to Exhibit 4-b of the Company's 1991 Annual Report on Form 10-K).

 4.4      Indenture relating to the Company's 7% Convertible
          Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4-c of the Company's 1991 Annual Report on Form 10-K).

 4.5      Rights Agreement dated as of June 10, 1989, between the
          Company and Bank of America, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated June 15, 1989).

 4.5.1 Amendment to Rights Agreement dated as of February 21, 1991, amending the Rights Agreement dated as of June 10, 1989, between the Company and Bank of America, as Rights Agent (incorporated by reference to Exhibit 4.7 of Registration Statement No. 33-39115).

 4.6 Warrant Agreement for Series A Warrants by and between the Company and American Stock Transfer & Trust Company (the "Transfer Agent") dated as of November 11, 1992 (incorporated by reference to Exhibit 28.2 of the Company's Current Report on Form 8-K dated January 7, 1993).


 4.6.1 Second Amendment to the Warrant Agreement for Series A Warrants by and between the Company and the Transfer Agent dated as of July 31, 1995 (incorporated by reference to Exhibit 4-e of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.7 Series C Warrant Agreement dated as of July 1, 1995 between the Company and Fechtor, Detwiler & Co., Inc. covering 250,000 shares and expiring on June 30, 2000 (incorporated by reference to Exhibit 4-f of the Company's Registration Statement on Form
          S-3, Commission File No. 333-02969).

 4.8 Series C Warrant Agreement dated as of July 1, 1995 between the Company and Fortuna Capital Management covering 100,000 shares and expiring on June 30, 2000 (incorporated by reference to Exhibit 4-g of the Company's Registration Statement on Form
          S-3, Commission File No. 333-02969).

 4.9 Series C Warrant Agreement dated as of July 1, 1995 between the Company and Karen Brenner covering 50,000 shares and expiring on June 30, 2000 (incorporated by reference to Exhibit 4-h of the Company's Registration Statement on Form S-3, Commission
          File No. 333-02969).

 4.10 Series C Warrant Agreement dated as of July 1, 1995 between the Company and Barry Kaplan covering 15,000 shares and expiring on June 30, 2000 (incorporated by reference to Exhibit 4-k of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.11 Series D Warrant Agreement dated as of July 1, 1995 between the Company and Charles Linn Haslam covering 250,000 shares and expiring on June 30, 2000 (incorporated by reference to Exhibit 4-i of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.12 Form of Warrant and Contingent Payment Agreement for Series G Warrants dated as of March 31, 1996 between the Company and each of several former officers, key employees and directors of the Company under various consulting agreements and deferred fee arrangements covering an aggregate 595,872 shares expiring on June 1, 1998 (incorporated by reference to Exhibit 4-l of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.13 Form of Warrant Agreement for Series H Warrants dated July 1, 1995 among the Company and each of several current or former non-employee directors covering an aggregate of 300,000 shares expiring on June 30, 2000 (incorporated by reference to Exhibit C of the Company's Proxy Statement for the fiscal 1995 Annual Stockholders Meeting).

 4.14 Securities Purchase Agreement dated February 29, 1996 relating to the Company's 10% Senior Secured Notes due July 1, 1997 issued February 29, 1996 in the aggregate amount of $5,300,000 ("Securities Purchase Agreement") (incorporated by reference to Exhibit 4-m of the Company's Registration
          Statement on Form S-3, Commission File No. 333-02969).


 4.14.1 Form of 10% Senior Secured Notes due July 1, 1997 in the aggregate amount of $5,300,000 ("10% Senior Secured Notes") (incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

 4.14.2 Form of Series E Warrant dated February 29, 1996 covering an aggregate 1,500,000 shares and expiring on February 28, 2001 (incorporated by reference to Exhibit 4-n of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.14.3 Form of Series F Warrant dated February 29, 1996 covering an aggregate 1,060,000 shares and expiring on July 1, 1997, exercisable in the event of default on the Company's 10% Senior Secured Notes.

 4.14.4 Registration Rights Agreement dated as of February 29, 1996 between the Company and Rickel & Associates, Inc. ("Rickel") (incorporated by reference to Exhibit 4-o of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.14.5 Registration Rights Agreement dated as of February 29, 1996 among the Company and each of the Purchasers referred to therein (incorporated by reference to Exhibit 4-p of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.14.6 Pledge Agreement dated as of February 29, 1996 among Rickel, First Union National Bank ("FUNB") and the Company
          (incorporated by reference to Exhibit 4-q of the Company's Registration Statement on Form S-3, Commission File No.
          333-02969).

 4.14.7 Collateral Agency Agreement dated as of February 29, 1996 among Rickel, each Purchaser under the Securities Purchase Agreement, FUNB and the Company (incorporated by reference to Exhibit 4-r of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.14.8 Engagement Letter dated as of January 30, 1996 between Rickel and the Company (incorporated by reference to Exhibit 4-s of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.15 Form of Offshore Securities Subscription Agreement and Form of Debenture dated as of February 28, 1996 covering the offer and sale under Regulation S of $3,500,000 aggregate amount of the Company's 10% Cumulative Convertible Debentures due February 28, 1997 (incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

 4.16     Offshore Securities Subscription Agreement dated as of March
          1, 1996 covering the offer and sale under Regulation S of 600,000 shares of the Company's Common Stock (incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

 10.1     1985 Stock Incentive Plan (incorporated by reference to
          Exhibit 4a of Registration Statement No. 33-3172).

 10.2     1987 Stock Incentive Plan (incorporated by reference to
          Exhibit 4a of Registration Statement No. 33-18356)

 10.3 1991 General Nonstatutory Stock Option Plan (incorporated by reference to Exhibit 10-cf of the Company's 1993 Annual Report on Form 10-K).

 10.4     1993 Stock Incentive Plan (incorporated by reference to
          Exhibit 4.7 of the Company's Registration Statement on Form S-8, Commission file No. 33-74400).

 10.5     1996 Stock Incentive Plan (incorporated by reference to
          Exhibit A of the Company's Proxy Statement for the fiscal 1995 Annual Stockholders Meeting).

 10.6 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement for the fiscal 1995 Annual Stockholders Meeting).

 10.7     Form of Indemnity Agreement with officers and directors
          (incorporated by reference to Exhibit 10-o of the Company's 1987 Annual Report on Form 10-K).

 10.8 Standard Industrial Lease-Net dated August 1, 1984, among the Company, Aeroscientific Corp., and Bradmore Realty Investment Company, Ltd. (incorporated by reference to Exhibit 10-w of the Company's 1990 Annual Report on Form 10-K).

 10.8.1 Second Amendment to Lease among Bradmore Realty Investment Company, Ltd., the Company and the Company's Aeroscientific Corp. subsidiary, dated July 2, 1993 (incorporated by reference to Exhibit 10-cd of Registration Statement No. 33-63618).

 10.9 Standard Industrial Lease - Net dated October 15, 1992, between L.N.M. Corporation-Desert Land Managing Corp. and the Company's A.J. Electronics, Inc. subsidiary (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1993).

 10.10 Grant Agreement dated September 16, 1987 between Irlandus Circuits Limited and the Industrial Development Board for Northern Ireland ("IDB") (incorporated by reference to Exhibit
          10.13 of the Company's Registration Statement No. 33-22856).

 10.10.1 Agreement dated March 10, 1992 between Irlandus Circuits Limited and the IDB amending the Grant Agreement dated
          September 16, 1987, between Irlandus and the IDB (incorporated by reference to Exhibit 10-br of the Company's 1992 Annual Report on Form 10-K).

 10.11 Grant Agreement dated August 29, 1989, between DDL Electronics Limited and the IDB (incorporated by reference to Exhibit 10.29 of the Company's Registration Statement No. 33-39115).


 10.11.1 Agreement dated May 2, 1996, between DDL Electronics Limited and the IDB amending the Grant Agreement dated August 29, 1989, between DDL Electronics and the IDB.

 10.12 Form of Land Registry for the Company's Northern Ireland subsidiaries dated November 4, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 1993).

 10.13 Agreement for Purchase of Shares dated October 6, 1995 between DDL Electronics, Inc., as buyer, and the shareholders of SMTEK (incorporated by reference to Exhibit 99.1 filed with the Company's Current Report on Form 8-K dated January 12, 1996).

 10.14 Employment Agreement and Letter of Understanding and Agreement dated October 15, 1995 between the Company and Gregory L. Horton (incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K dated January 12,
          1996).

 10.15 Employment Agreement dated September 12, 1996 between the Company and Richard K. Vitelle.

 11       Statement re Computation of Per Share Earnings.

 13       Annual Report to security holders.

 21       Subsidiaries of the Registrant.

 23       Consent of KPMG Peat Marwick, LLP.

 27       Financial Data Schedule.

 99       Undertaking for Form S-8 Registration Statement.