Form 10-K/A
period 1996-06-30
DDL ELECTRONICS INC
filed 1996-10-28
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-K/A
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1996
                                     OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------

                          Commission File Number    1-8101
                                                  ----------
Exact Name of Registrant as
Specified in Its Charter:      DDL ELECTRONICS, INC.
                             ------------------------
          DELAWARE                                       33-0213512
 -----------------------------                         --------------
 State or Other Jurisdiction of                        I.R.S. Employer
Incorporation or Organization No.                       Identification

Address of Principal Executive Offices:     2151 Anchor Court
                                            Newbury Park, CA 91320
                                          ------------------------
Registrant's Telephone Number:              (805) 376-9415
                                          ------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class        Name of each exchange on which registered
    -------------------------         --------------------------------
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

                              EXHIBIT INDEX
                               See page 27



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

     The Company entered the EMS business by acquiring its domestic EMS operations in 1985 and by organizing its European EMS operations in 1990. Since 1985, the Company has made substantial capital expenditures in its Northern Ireland EMS and PCB fabrication facilities. In fiscal 1995, the Company liquidated or sold all assets associated with its PCB and EMS operations in the United States.


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

     EMS Facilities

     SMTEK conducts its operations from a 45,000 square foot facility, which is leased from an unaffiliated party through May 31, 2000. The monthly rent was approximately $28,500 during fiscal 1996 and is subject to a 4% increase each year. SMTEK has the option to extend the lease term for three renewal periods of three years each. The lease rate during the renewal periods is subject to adjustment based on changes in the Consumer Price Index for the local area.

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


     Employees

     At June 30, 1996, the Company had approximately 480 employees.


Item 2.  Properties

    The following table lists principal plants and properties of the Company and its subsidiaries:
                                                       Owned
                                            Square       or
         Location                           Footage    Leased
       ------------                         ------     ------

  Newbury Park, California                   45,000     Leased
  Craigavon, Northern Ireland                63,000     Owned
  Craigavon, Northern Ireland                67,000     Owned
  Craigavon, Northern Ireland                 9,000     Owned

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

     Certain statements made in the MD&A, in the president's letter to stockholders which appears on page 1 of the Company's 1996 Annual Report to Stockholders, and elsewhere in the notes to consolidated financial statements included in such Annual Report to Stockholders, are forward-looking in nature and reflect the Company's forecasts, current expectations and anticipated future plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those forecast in the statements. Factors that might cause such differences would include, without limitation, the factors described as "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-02969) on file with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to the financial statements and financial schedules included later in this Report under Item 14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.



                                PART III

Item 10. Directors and Executive Officers of the Registrant

     DIRECTORS AND EXECUTIVE OFFICERS

                            Principal occupation and            Year first
                         business experience including           elected a
      Name                 service on other boards         Age   Director
    --------            ------------------------------     ---   --------

Class I Directors to Continue in Office Until the 1996 Annual Meeting:

  Melvin Foster        Principal and attorney, Melvin       70      1995
                       Foster & Associates, Boston,
                       Massachusetts

  Robert G. Wilson     Director, Brandevor Enterprises,     52      1995
                       Ltd. and Amusements International,
                       Ltd.

Class II Directors to Continue in Office Until the 1997 Annual Meeting:

  Bernee D.L. Strom     President, USA Digital Radio;       49      1995
                        Director, Polaroid Corporation,
                        Software Publishing Corporation,
                        Quantum Development Corporation
                        and Krug International

  Gregory L. Horton     Chief Executive Officer,            40      1996
                        President and Chairman of the
                        Board of Directors, DDL
                        Electronics, Inc.

Class III Directors to Continue in Office Until the 1998 Annual Meeting:

  Karen Beth Brenner    Registered investment advisor,      43      1996
                        President, Fortuna Advisors, Inc.,
                        Director, Krug International

  Richard K. Vitelle    Vice President-Finance and          43      1996
                        Administration, Chief Financial
                        Officer, Treasurer and Secretary,
                        DDL Electronics, Inc.


     Mr. Foster was appointed to the Board subsequent to the May 31, 1995 annual stockholders meeting. Mr. Foster is a member of the Compensation Committee of the Board of Directors. He is an attorney and principal in Melvin Foster & Associates in Boston, Massachusetts.

     Mr. Wilson was appointed to the Board and made an Interim Vice President subsequent to the May 31, 1995 annual stockholders meeting. Mr. Wilson is a member of the Audit committee and the Compensation Committee. He is also chief financial officer and a director of Brandevor Enterprises, Ltd., a Toronto Stock Exchange-listed company, and a director of Amusements International Ltd., an Alberta Stock Exchange-listed company.

     Ms. Strom was elected to the Board at the May 31, 1995 annual stockholders meeting. Ms. Strom is a member of the Audit Committee and the Compensation Committee. Ms. Strom is President of USA Digital Radio, a private limited partnership. She also serves on the Board of Directors of Polaroid Corporation, a New York Stock Exchange-listed company, Software Publishing Corporation, a Nasdaq-traded company, Krug International, a Nasdaq-traded company, and is Chairman of the Board of Quantum Development Corporation, a privately-held company.

     Mr. Horton became the Company's President and Chief Executive Officer in January 1996, following the Company's acquisition of SMTEK, and was appointed to the Board on February 2, 1996. He was a member of the Executive Committee until the Executive Committee was dissolved and was elected Chairman of the Board of Directors in July 1996. Mr. Horton has served as the President and Chief Executive Officer of SMTEK since 1986.

     Ms. Brenner was appointed to the Board in July 1996 and serves as a member of the Audit Committee and the Compensation Committee. Since January 1996 she has served as President of Fortuna Advisors, Inc., the successor to Karen Beth Brenner, registered investment advisor, a sole proprietorship which she headed from 1985 to 1995. She also serves on the Board of Directors of Krug International, a Nasdaq-traded company.

     Mr. Vitelle was appointed Vice President-Finance and Administration, Chief Financial Officer and Treasurer in January 1996, was appointed Secretary in May 1996 and was elected to the Board in July 1996. From 1993 to 1996, Mr. Vitelle served as Chief Financial Officer of InVitro International, a publicly-held company engaged in the development and marketing of in vitro diagnostic testing systems. From 1992 to 1993, he served as Chief Financial Officer of Chapin Medical Company, a privately-held distributor of critical care pharmaceutical products. From 1986 to 1992, Mr. Vitelle served as Corporate Controller of DDL Electronics, Inc. Mr. Vitelle is a certified public accountant.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, the directors and executive officers of the Company and persons who own more than 10% of the Company's Common Stock ("statutory insiders") are required to file reports of their ownership of the Company's Common Stock on Form 3 and any subsequent changes in that ownership on Form 4 or Form 5 with the SEC and the New York Stock Exchange.

     To the Company's knowledge, based solely upon its review of the copies of such reports required to be furnished to the Company during or with respect to fiscal 1996, the Company believes that all Section 16(a) filing requirements applicable to its statutory insiders during or for such fiscal year were satisfied, except that Mr. Vitelle filed a late Form 3 which reported that no securities were beneficially owned by him at the time he became an executive officer.


Item 11. Executive Compensation

     SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and all other executive officers of the Company (together with the Chief Executive Officer, the "named executive officers") attributable to their services for each of the fiscal years in the three-year period ended June 30, 1996:
                                                                 Long-Term
       Name and                       Annual Compensation       Compensation
      Principal                   --------------------------      Awards:
      Positions (1)        Year   Salary(2)  Bonus     Other      Options (#)
    --------------         ----   ------     -----     -----       -------
Gregory S. Horton          1996  $ 69,000   $   --       (3)       400,000
 Chief Executive Officer,
 President and Chairman

Richard K. Vitelle         1996  $ 50,000   $   --       (3)       185,000
 Vice President-Finance
 and Administration,
 Chief Financial Officer,
 Treasurer and Secretary

John F. Coyne (4)          1996  $123,000   $  6,000  $ 61,000        --
 Former President and      1995   119,000     27,000    50,000     100,000
 Former Chief Operating    1994    78,000       --      67,000        --
 Officer

M. Charles Van Rossen (5)  1996  $ 45,000   $   --    $ 59,000        --
 Former Chief              1995    90,000   $   --        --          --
 Financial Officer         1994    73,000   $   --       8,000      15,000

(1) Mr. Horton joined the Company as Chief Executive Officer and President on January 12, 1996. Mr. Vitelle joined the Company as Vice President-Finance and Administration, Chief Financial Officer and Treasurer on January 25, 1996. Mr. Coyne became Managing Director of DDL Europe, Ltd. effective June 28, 1995, and resigned from all positions of employment with the Company and its affiliates effective June 28, 1996. Mr. Van Rossen resigned from all positions with the Company effective November 30, 1995.

(2) Amounts shown include compensation earned and received by each named executive officer, as well as amounts earned but deferred at the election of each such officer, in each case for such officer's period of employment during fiscal 1996. Amounts paid in British Pounds Sterling have been translated into the Company's functional currency using the average annual translation rate.

(3) Total perquisites did not exceed the lesser of $50,000 or 10% of the executive's salary and bonus.

(4) Amounts in the "Other Annual Compensation" column include statutory pension amounts as required in Northern Ireland and other non-cash benefits.

(5) Amounts in the "Other Annual Compensation" column consist of severance payments in 1996 and amounts credited to Mr. Van
      Rossen's 401(k) account from a suspense account within the Company's 401(k) plan in 1994.

     OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 1996

     The following table sets forth information concerning options granted to each of the named executive officers during fiscal 1996:

                                                              Potential Realizable
                             % of Total                         Value at Assumed
                               Options                        Annual Rates of Stock
                             Granted to  Exercise               Price Appreciation
                              Employees   or Base                for Option Term
                    Options   in Fiscal   Price    Expiration    ---------------
     Name           Granted      Year     ($/Sh.)     Date        5%        10%
   --------         -------      ----      ----       ----       ----       ----
Gregory L. Horton    90,000       9.9%     $1.63    05/07/06    $ 92,000   $234,000
Gregory L. Horton   310,000(1)   34.2%     $1.75    06/07/06    $341,000   $865,000
Richard K. Vitelle   85,000(2)    9.4%     $1.63    05/07/06    $ 87,000   $221,000
Richard K. Vitelle  100,000(2)   11.0%     $1.75    06/07/06    $110,000   $279,000
Richard K. Vitelle   20,000(3)    2.2%     $1.50    01/25/01    $  8,000   $ 18,000


(1) These options were repriced on October 3, 1996. See "Employment Agreements and Executive Severance Arrangements" below. The new exercise price is $1.25, the new expiration date is October 3, 2006, and the potential realizable values are $244,000 (at 5%) and $618,000 (at 10%).

(2) These options were repriced on September 12, 1996. See "Employment Agreements and Executive Severance Arrangements" below. The new exercise price is $1.25, the new expiration date is September 12, 2006, and the potential realizable values for these 185,000 options are $145,000 (at 5%) and $369,000 (at 10%).

(3) These shares underlie a warrant issued to Mr. Vitelle in lieu of cash reimbursement for moving expenses. On September 12, 1996, Mr. Vitelle agreed to cancel and annul such warrant and the Company agreed to reimburse him in cash for up to $25,000 in such expenses.

     AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR-END
      OPTION VALUES

     The following table sets forth information concerning options held by each of the named executive officers as of June 30, 1996:
                                                                Value of
                                             Number of         Unexercised
                                            Unexercised        In-the-Money
                                             Options at         Options at
                     Shares                Fiscal Year-End    Fiscal Year-End
                   Acquired on   Value     Exercisable/       Exercisable/
        Name        Exercise    Realized   Unexercisable(1)   Unexercisable(2)
       ------       --------    --------   -------------      -------------
Gregory S. Horton       -          -         -   /400,000     $  -   /$111,000
Richard K. Vitelle      -          -         -   /205,000     $  -   /$ 67,000
John F. Coyne         50,000    $75,000    83,332/ 66,668     $25,000/$ 50,000
Charles Van Rossen    22,500    $23,000    17,500/  5,000     $14,000/$  4,000

(1) All options listed in the table are exercisable at option prices equal to fair market value on the date of grant.

(2) The value of unexercised in-the-money options is based upon the fair market value for the Common Stock on June 30, 1996 of $2.00 per share less the applicable option exercise price


     EMPLOYMENT AGREEMENTS AND EXECUTIVE SEVERANCE ARRANGEMENTS

     On January 12, 1996, Gregory L. Horton was appointed President and Chief Executive Officer of the Company and, on February 2, 1996, was appointed a director of the Company. In connection therewith, he entered into an employment agreement dated October 16, 1995, which agreement would terminate in accordance with its terms on November 1, 1999. Under this agreement, the Company appointed Mr. Horton the President and Chief Executive Officer of the Company upon the Company's acquisition of SMTEK. Mr. Horton's employment agreement also provides for a base salary of $150,000 from SMTEK's acquisition date through June 30, 1996 and $150,000 for the fiscal year beginning July 1, 1996. This base salary is to be reviewed annually by the Compensation Committee, but is not to be adjusted downward without Mr. Horton's consent. Mr. Horton is also eligible to receive annual bonus compensation ranging up to 200% of his then-current base salary, although the Compensation Committee has taken no action to make an award of any size. Such bonus compensation is to be based in part on increases in the Company's revenues and profits and upon the achievement of other objectives and criteria as the Board may establish. Mr. Horton's employment is "at will." Should he voluntarily resign or be terminated for cause, Mr. Horton will not be entitled to severance pay. He is entitled to severance pay equal to 167% of his annual base salary if he is terminated without cause.

     Also in January 1996, Richard K. Vitelle was appointed Vice President-Finance and Administration, Treasurer and Chief Financial Officer pursuant to an employment agreement with the Company. Mr. Vitelle's employment agreement was renegotiated in September. His new employment agreement provides for a base annual salary of $125,000. For the fiscal year commencing July 1, 1996, he also is entitled to be paid a cash bonus quarterly in arrears in an amount per annum equal to 30% of such base annual salary. Pursuant to his new employment agreement, Mr. Vitelle was granted a stock option with a stated term of ten years covering 200,000 shares at $1.25 per share, which was the fair market value on the grant date. Of such optioned shares, 50,000 became exercisable on September 12, 1996, and 50,000 will become exercisable on the next three anniversaries of such date, provided that Mr. Vitelle is employed by the Company on the particular vesting date. As part of the renegotiation of Mr. Vitelle's employment agreement, the options that he held to purchase 185,000 additional shares were surrendered and annulled and replacement incentive stock options were issued. The replacement options were identical to the surrendered options in all respects, except that the replacement options are exercisable at $1.25 per share. Such options become exercisable in three equal annual installments on January 25, 1997, 1998, and 1999, and their stated termination date is September 12, 2006. Mr. Vitelle's employment is "at will." If his employment is terminated by the Company for cause, then he is not entitled to severance pay. However, he is entitled to twelve months' base salary and benefits as severance if he is terminated by the Company without cause, or if he is terminated as the result of a Change in Control of the Company. A "Change in Control of the Company" would include, among other things, any merger or consolidation of the Company with or into any person other than an Affiliate, any sale of all or substantially all the assets of the Company to any person other than an Affiliate or the acquisition by any person other than the Company or an Affiliate of 30% or more of the outstanding Common Stock. (The term "Affiliate" includes any member of the 13D "group" identified in note
(1) to the "Principal Stockholders" table included in Item 12 below.)
In addition, if the principal place of Mr. Vitelle's employment is relocated to any site beyond the 35-mile radius of the Company's present headquarters, then he may resign at any time within the following twelve months, whereupon he will be entitled to twelve months' severance payments and benefits.

     In December 1994, the Company entered into severance agreements with each of M. Charles Van Rossen, then Chief Financial Officer for the Company, and John F. Coyne, then President and Chief Operating Officer of the Company. Under these agreements, if a participant's employment were terminated other than for cause or voluntary resignation ("Involuntary Termination"), then he would be entitled to severance pay in the form of monthly payments equal to his then-current monthly salary, less applicable withholdings, and welfare benefits from his termination date until the earlier of (i) the date on which he accepted other full-time employment or (ii) 180 days following the date of Involuntary Termination. Each agreement also provided that, for up to one year after the occurrence of a "change in control" of the Company, each participant would be entitled to the severance provisions of the agreement upon voluntary resignation. Such a change in control was triggered by events at the Company's May 31, 1995 annual stockholders meeting.

     Mr. Van Rossen's employment by the Company was terminated on November 30, 1995. He received severance benefits through June 30, 1996 pursuant to his severance agreement.

     Mr. Coyne resigned from his offices and employment with the Company and its affiliates on May 31, 1996. Upon resigning, he promised to assist the Company during a transitional period, not to exceed six months in duration, in consideration of receiving the same salary per annum and other benefits (excluding post-employment benefits) that he had been receiving as Managing Director of DDL Europe, Ltd. The Company also agreed to make a pension fund contribution of 10,000 British Pounds Sterling on behalf of Mr. Coyne, to pay him 30,000 British Pounds Sterling as severance and to continue for and to vest in him certain fringe benefits, including transfer to him of title to his company car.

     DIRECTOR COMPENSATION

     Directors who are also employees of the Company receive no additional compensation for serving on the Board. Directors who are not also officers previously received $750 per month, $1,000 for each meeting of the Board attended and $1,000 for attendance at each Committee meeting not scheduled in conjunction with a meeting of the Board. These fees were terminated as to all directors after July 31, 1995. No such amounts have been paid to the Company's directors elected or appointed since the May 31, 1995 annual meeting of stockholders.

     On July 11, 1996, the Company's stockholders approved the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"), which provides for automatic yearly grants of non-qualified stock options to purchase 30,000 shares of Common Stock to each eligible director serving on the Board at the time of grant. A director is generally eligible to receive grants under the Directors Plan if, at the grant date, he or she is a member of the Board but is not and has not since the beginning of the Company's most recently completed fiscal year been an employee of the Company or any of its affiliates. Under the terms of the Directors Plan, each option granted becomes exercisable six months after the grant date. Each option grant as a ten-year term and permits the holder to purchase shares at their fair market value on the grant date. Option grants under the Directors Plan were made initially on July 15, 1996 to each of Mses. Brenner and Strom and Messrs. Foster and Wilson. Subsequent grants will be made on July 1 (or the first business day thereafter) of each year so long as the Directors Plan remains in effect and a sufficient number of shares are available for the granting of options thereunder. The Directors Plan covers 900,000 shares of Common Stock, including the 120,000 shares optioned in July 1996.

     REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board administers the Company's executive compensation programs and reviews and approves salaries of all elected officers, including those of the named executive officers. The Compensation Committee is also responsible for administering the Company's stock option plans (except for the non-discretionary 1993 Non-Employee Directors Stock Option Plan) and for making incentive awards. The Company's executive compensation programs are designed to:

     - provide competitive levels of base compensation in order to attract, retain and motivate high-quality employees;

     - tie individual total compensation to individual performance and the success of the Company; and

     - align the interests of the Company's executive officers with those of its stockholders.

     Base Salary. Base salary is targeted to be moderate yet competitive in relation to salaries commanded by those in similar positions in comparable companies. Additional consideration is to be made in the form of bonuses or stock options, the latter through potential increases in the price of the Company's stock. The Compensation Committee reviews management recommendations for executives' salaries and examines survey data for executives with similar responsibilities in comparable companies to the extent such data is available. Individual salary determinations are based on experience, sustained performance and comparison to peers inside and outside the Company.

     Incentive Compensation Program. The Company maintains an incentive compensation program for substantially all officers and executives designed to reward such individuals for their contributions to corporate and individual objectives. In the past, this program has provided additional compensation based on performance and profits of those operations for which the various executives have responsibility. For fiscal 1996, no amounts were paid to the Company's officers or executives under this program due to cash constraints.

     Stock Options. The Compensation Committee administers the Company's 1993 Stock Incentive Plan and 1996 Stock Incentive Plan, which are designed to align the interests of management and other key employees with those of the Company's stockholders. The number of stock options granted is related to the recipient's base compensation and level of responsibility. To date, all options have been granted with an option exercise price equal to the fair market value of the Common Stock on the date of grant. The tables above set forth information concerning options granted to named executives during fiscal 1996.

     Because of the Company's financial condition and the importance of conserving cash, the Company has tended to limit the level of cash remuneration paid to executive officers and to increase the level of stock option grants. Particularly during a period focused on operational and financial turnaround, the Compensation Committee believes that stock options closely align the objectives of management and the stockholders and provide a balance given the limits placed on cash remuneration. In the future, the Compensation Committee will continue to evaluate cash and stock incentive compensation alternatives to best achieve the objectives of the Company's executive compensation program.

     Compensation of Chief Executive Officer. On January 12, 1996, Gregory L. Horton was appointed President and Chief Executive Officer of the Company. Mr. Horton's compensation package is designed to focus his efforts toward the objectives of (i) integrating the Company's existing operations with those of SMTEK, which was acquired in January 1996, (ii) strengthening the Company's existing European operations, (iii) making the Company profitable and competitive as a technologically advanced firm in its lines of business and (iv) developing and implementing a growth strategy for the Company through internal operations and acquisition alternatives. Mr. Horton's cash compensation was negotiated with the Board and is described above under the caption "Employment Agreements and Executive Severance Arrangements." In May 1996, Mr. Horton was granted a stock option under the Company's 1993 Stock Incentive Plan covering 90,000 shares. These options are exercisable at $1.625, the fair market value on the grant date. The shares covered by this option become exercisable in three equal installments on January 12, 1997 and on the next two anniversaries thereof. In June 1996, as an additional incentive to Mr. Horton and in order to further align his interests directly with the interests of the stockholders, Mr. Horton was granted a stock option under the Company's 1996 Stock Incentive Plan covering 310,000 shares at an exercise price of $1.75 per share. On October 3, 1996, these options were repriced to $1.25 per share, which was the fair market value of the stock on that date. These options become exercisable in equal annual installments on the next three anniversaries of the grant date. The number of shares underlying Mr. Horton's options may change pursuant to certain anti-dilution provisions of the option agreements.

     Compensation of Acting or Interim Executive Officers. Since their appointment after the May 31, 1995 annual stockholders meeting and through the date of their resignations, none of the acting or interim executive officers of the Company received cash compensation other than reimbursement for out-of-pocket expenses incurred during the conduct of their duties.

             Submitted by the Compensation Committee:
                Karen Beth Brenner, Melvin Foster,
               Bernee D.L. Strom and Robert G. Wilson

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Wilson was appointed to the Compensation Committee in June 1995. Ms. Strom was appointed to the Compensation Committee in February 1996. Ms. Brenner and Mr. Foster were appointed to the Compensation Committee in July 1996. There are no interlocks between the Company and other entities involving the Company's executive officer and directors who serve as executive officers or directors of other entities.

     STOCK PERFORMANCE GRAPH

     The following performance table compares the cumulative total return for the period from June 30, 1991 through June 30, 1996, from an investment of $100 in (i) the Company's Common Stock, (ii) the Dow Jones Industrials as a group and (iii) the Dow Jones Computer Industry group of companies (the Company's peer group). For each group, an initial investment of $100 is assumed on July 1, 1990. The total return calculation assumes reinvestment of all dividends for the indices. The Company did not pay dividends on its Common Stock during the time frame set forth below.






                  (stock performance graph - omitted)








	The data points depicted on the graph are as follows:

                   Dow Jones           Dow Jones
  Date          Industrial Ave.	Computer Index	DDL Electronics

06/30/91            100.00              	100.00      	100.00
06/30/92            114.17                103.24            150.00
06/30/93            120.96                 77.93            225.00
06/30/94            124.71                 79.02            112.50
06/30/95            156.74                136.29            162.50
06/30/96            194.53                153.78            200.00


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of October 24, 1996, except as otherwise indicated, the number of shares and percentage of outstanding Common Stock known by the Company to be beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) each named executive officer and (iv) all executive officers and directors of the Company as a group. Unless otherwise noted, shares are held with sole voting and investment power. Stockholdings include, where applicable, shares held by the spouses and minor children, including shares held in trust.

                                     Shares of Common Stock
Name and Address of                  ----------------------
  Beneficial Owner*               Number         Percent of Class
  ----------------               --------        ----------------
Karen Beth Brenner               107,400 (1)(2)            **
  P.O. Box 9109
  Newport Beach, CA 92658

Fortuna Advisors, Inc.         1,364,954 (1)(3)           5.9%
  P.O. Box 9109
  Newport Beach, CA 92658

Richard Fechtor                  457,050 (1)(4)           1.9%
  17 Emily Road
  Framington, MA 01701

Fortuna Investment
 Partners, L.P.                1,354,390 (1)(5)           5.9%
  100 Wilshire Blvd.,
  15th Floor
  Santa Monica, CA 90401

Fortuna Capital
 Management                      150,000 (1)(6)            **
  100 Wilshire Blvd.,
  15th Floor
  Santa Monica, CA 90401

Ronald J. Vannuki                  3,500 (1)(7)            **
  100 Wilshire Blvd.,
  15th Floor
  Santa Monica, CA 90401

Joseph Vannuki                    64,409 (1)(8)            **
  100 Wilshire Blvd.,
  15th Floor
  Santa Monica, CA 90401

Robert G. Wilson                 641,427 (1)(9)           2.8%
  1917 W. 4th Avenue
  Vancouver, British Columbia
  V6J 1M7 Canada


                                     Shares of Common Stock
Name and Address of                  ----------------------
  Beneficial Owner*               Number         Percent of Class
  ----------------               --------        ----------------

John F. Coyne                     83,332 (10)              **
  2 Dundanion Court
  Black Rock
  Cork, Ireland

M. Charles Van Rossen             17,500 (11)              **
  2110 SW Jefferson St.
  Portland, OR 97201

Melvin Foster                    259,500 (12)             1.1%

Bernee D.L. Strom                 75,000 (13)              **

Gregory L. Horton              1,000,000 (14)             4.3%

Richard K. Vitelle                55,000 (15)              **

Directors and
  Executive Officers
  as a Group (6 persons)       2,128,327 (16)             9.1%


   * Unless otherwise noted, the persons listed can be contacted at DDL Electronics, Inc., 2151 Anchor Court, Newbury Park, CA 91320.

   ** Represents less than 1% of the outstanding shares.

(1) This information is based upon certain information provided to the Company in connection with the preparation of a second amendment (the "Group 13D") to the Schedule 13D dated February 23, 1995, previously amended April 1, 1995. The Company has been advised that the Group 13D is expected to be filed with the Securities and Exchange Commission within the next two weeks. The Group 13D states that the beneficial owner is a member of a "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), comprised of Karen Beth Brenner, Fortuna Advisors, Inc., Richard Fechtor, Fortuna Investment Partners, L.P. ("Fortuna Partners"), Fortuna Capital Management, Ronald J. Vannuki and Joseph Vannuki. The members of such group are said to own beneficially 4,068,130 shares of Common Stock (17.4%) in the aggregate, of which 225,000 shares underlie currently exercisable warrants and 88,284 represent shares issuable upon the conversion of debentures.

(2) Of the shares beneficially owned by Ms. Brenner, 75,000 shares underlie currently exercisable warrants. The Group 13D indicates that this beneficial owner has sole voting and dispositive power as to all 107,400 shares.


(3) Of the shares beneficially owned by Fortuna Advisors, Inc., 46,495 represent shares issuable upon the conversion of debentures. The Group 13D indicates that this beneficial owner has no voting power but shared dispositive power as to all 1,364,954 shares.

(4) The Group 13D indicates that this beneficial owner has sole voting and dispositive power as to all 457,050 shares. Fechtor Detwiler & Co., Inc., an investment banking firm in which Mr. Fechtor is a shareholder and principal, beneficially owns warrants to purchase 250,000 shares of the Company's stock. Mr. Fechtor as an individual does not have direct beneficial ownership or dispositive power over these warrants, and accordingly the shares which underlie these warrants are not included in Mr. Fechtor's total beneficial ownership in this table.

(5) Of the shares beneficially owned by Fortuna Partners, 39,530 represent shares issuable upon the conversion of debentures. The Group 13D indicates that Fortuna Partners has voting and dispositive power as to all 1,354,390 shares which is shared with Fortuna Capital Management, the general partner of Fortuna Partners.

(6) The shares beneficially owned by Fortuna Capital Management underlie exercisable warrants to purchase 150,000 shares. Fortuna Capital Management, whose President and sole shareholder is Ronald
      J. Vannuki, also has shared voting and dispositive over the 1,354,390 shares beneficially owned by Fortuna Partners.

(7) The Group 13D indicates that this beneficial owner has sole voting and dispositive power as to all 3,500 shares.

(8) Of the shares beneficially owned by Joseph Vannuki, 2,259 represent shares issuable upon the conversion of debentures. The Group 13D indicates that this beneficial owner has sole voting and dispositive power as to all 64,409 shares.

(9) Of the shares beneficially owned by Mr. Wilson, 75,000 shares underlie currently exercisable warrants. Mr. Wilson's beneficial ownership of 566,427 shares represents shares held in a brokerage account over which Ronald J. Vannuki has dispositive power. Such shares are included in the total Group 13D beneficial ownership, even though the Company has been advised that Mr. Wilson is not deemed to be a member of the Group. Mr. Wilson is also a partner in the Fortuna Investment Partners L.P. investment fund, through which he has an indirect interest in approximately 188,125 shares of the Company. Mr. Wilson does not have direct beneficial ownership or dispositive power over these shares, and accordingly these shares are not included in Mr. Wilson's total beneficial ownership in this table.

(10) The shares beneficially owned by Mr. Coyne underlie exercisable options to purchase 83,332 shares.

(11) The shares beneficially owned by Mr. Van Rossen underlie presently exercisable options to purchase 17,500 shares.

(12) Of the shares beneficially owned by Mr. Foster, 75,000 shares underlie currently exercisable warrants.


(13)  Represents shares which underlie currently exercisable warrants.

(14) Mr. Horton is the beneficial owner of 1,000,000 shares, with sole voting and dispositive power as to all shares. He received such shares as consideration for his stock ownership in SMTEK, which was acquired by the Company on January 12, 1996.

(15) Of the shares beneficially owned by Mr. Vitelle, 50,000 shares underlie currently exercisable options.

(16) Such shares include presently exercisable options and warrants to purchase 350,000 shares.


Item 13. Certain Relationships and Related Transactions

     On June 28, 1995, the Company entered into consulting agreements with Fechtor, Detwiler & Co., Inc. ("Fechtor Detwiler") and Fortuna Capital Management, Inc. ("Fortuna Capital"). Richard Fechtor, principal with Fechtor Detwiler, and Ronald J. Vannuki, President of Fortuna Capital and a general partner of Fortuna Partners, are also principal stockholders of the Company and are members of the "group" identified in note (1) to the "Principal Stockholders" table included in
Item 12 above. In April 1996, as compensation for the consulting services provided pursuant these agreements and for consulting services provided by Karen Beth Brenner, another principal stockholder of the Company and a member of the aforementioned "group," such consulting services having been rendered in connection with the Company's acquisition of SMTEK, the Company issued warrants to Fechtor Detwiler, Fortuna Capital and Ms. Brenner to purchase 250,000, 150,000 and 50,000 shares of Common Stock, respectively, at $2.25 per share. After June 30, 1998, the exercise price of these warrants is to be $3.50 per share until the warrants expire on June 30, 2000.


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

         IX   - Short-Term Bank Borrowings                     N/A


                                                    Form 10-K
                                                     -------
(a)(3)   List of Exhibits:

         Exhibit Index                                  27


(b) Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.



* Schedules other than those listed are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.



                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 1996.


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


      Signature                      Title                      Date

/s/ Gregory L. Horton        Chief Executive Officer,      October 28, 1996
-----------------------       President and Chairman      ------------------
   Gregory L. Horton          of the Board


/s/ Richard K. Vitelle       Vice President-Finance and    October 28, 1996
-----------------------       Administration, Chief       ------------------
   Richard K. Vitelle         Financial Officer, Treasurer,
                              Secretary and Director


/s/ Karen B. Brenner         Director                      October 28, 1996
-----------------------                                   ------------------
   Karen B. Brenner


/s/ Melvin Foster            Director                      October 28, 1996
-----------------------                                   ------------------
   Melvin Foster


/s/ Robert G. Wilson         Director                      October 28, 1996
-----------------------                                   ------------------
   Robert G. Wilson


                             Director
-----------------------                                   ------------------
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

 4.14.3 Form of Series F Warrant dated February 29, 1996 covering an aggregate 1,060,000 shares and expiring on July 1, 1997, exercisable in the event of default on the Company's 10%
          Senior Secured Notes (incorporated by reference to Exhibit 4.14.3 filed with the Company's 1996 Annual Report on Form 10-K).

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


 10.11.1 Agreement dated May 2, 1996, between DDL Electronics Limited and the IDB amending the Grant Agreement dated August 29, 1989, between DDL Electronics and the IDB (incorporated by reference to Exhibit 10.11.1 filed with the Company's 1996 Annual Report on Form 10-K).

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

 10.15 Employment Agreement dated September 12, 1996 between the Company and Richard K. Vitelle (incorporated by reference to
          Exhibit 10.15 filed with the Company's 1996 Annual Report on
          Form 10-K)

 11       Statement re Computation of Per Share Earnings.*

 13       Annual Report to security holders.*

 21       Subsidiaries of the Registrant.*

 23       Consent of KPMG Peat Marwick, LLP.*

 27       Financial Data Schedule.*

 99       Undertaking for Form S-8 Registration Statement.*



        * These exhibits are incorporated by reference to the Company's 1996 Annual Report on Form 10-K filed on October 11, 1996.