Form 10-Q
period 1996-09-30
DDL ELECTRONICS INC
filed 1996-11-12
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  SEPTEMBER 30, 1996

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


     For the transition period from            to
                                    -----------   ------------

Commission File Number:  1-8101

Exact Name of Registrant as
  Specified in Its Charter:  DDL ELECTRONICS, INC.


State or Other Jurisdiction of                 I.R.S. Employer
Incorporation or Organization: DELAWARE        Identification No.: 33-0213512


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

Yes [X]  No [ ]


The registrant had 23,046,914 shares of Common Stock outstanding as of November 5, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  DDL ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited, except June 30, 1996)


                                   September 30,       June 30,
                                       1996              1996
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $  1,333,000     $  2,519,000
  Accounts receivable                6,676,000        5,620,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             3,532,000        3,026,000
  Inventories                        3,574,000        4,014,000
  Prepaid expenses and other
   current assets                      313,000          314,000
                                    ----------       ----------

     Total current assets           15,428,000       15,493,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         5,639,000        5,604,000
  Plant equipment                   14,458,000       13,999,000
  Office and other equipment         1,534,000        1,444,000
                                    ----------       ----------

                                    21,631,000       21,047,000
Less: accumulated depreciation
 and amortization                  (15,527,000)     (15,130,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,104,000        5,917,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      5,391,000        5,708,000
  Debt issue costs                     409,000          533,000
  Deposits and other assets            438,000          436,000
                                    ----------      -----------

                                     6,238,000        6,677,000
                                    ----------      -----------

                                  $ 27,770,000     $ 28,087,000
                                    ==========      ===========

                  DDL ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (Continued)
                     (Unaudited, except June 30, 1996)


                                   September 30,       June 30,
                                       1996              1996
                                      ------            ------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank line of credit payable      $   952,000    $      -
  Current portion of
   long-term debt                    5,915,000         603,000
  Accounts payable                   6,938,000       7,485,000
  Accrued payroll and
   employee benefits                   623,000         777,000
  Other accrued liabilities          3,007,000       3,114,000
                                    ----------      ----------

     Total current liabilities      17,435,000      11,979,000
                                    ----------      ----------
Long-term debt:
  10% Senior Secured Notes               -           5,300,000
  7% Convertible Subordinated
   Debentures, less current
   portion                             441,000         443,000
  8-1/2% Convertible
   Subordinated Debentures           1,580,000       1,580,000
  Notes payable, capitalized
   lease obligations and
   other long-term debt,
   less current portion              3,756,000       3,612,000
                                    ----------      ----------

     Total long-term debt            5,777,000      10,935,000
                                    ----------      ----------

Stockholders' equity:
  Common stock                         230,000         230,000
  Additional paid-in capital        29,380,000      29,304,000
  Common stock held in escrow       (1,325,000)     (1,325,000)
  Accumulated deficit              (22,725,000)    (22,000,000)
  Foreign currency translation
   adjustment                       (1,002,000)     (1,036,000)
                                    ----------      ----------

     Total stockholders' equity      4,558,000       5,173,000
                                    ----------      ----------

                                  $ 27,770,000    $ 28,087,000
                                    ==========      ==========





                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                 DDL ELECTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                        Three Months Ended
                                           September 30,
                                       ----------------------
                                       1996             1995
                                      ------           ------

Sales                              $ 9,895,000      $ 6,192,000

Cost of goods sold                   8,799,000        5,466,000
                                     ---------        ---------
Gross profit                         1,096,000          726,000
                                     ---------        ---------
Operating expenses:
  Administrative and selling         1,151,000          864,000
  Goodwill amortization                317,000            -
                                     ---------        ---------

                                     1,468,000          864,000
                                     ---------        ---------

Operating loss                        (372,000)        (138,000)
                                     ---------        ---------
Non-operating income (expense):
  Investment income                     24,000          127,000
  Interest expense                    (258,000)        (115,000)
  Other income (expense)              (119,000)         100,000
                                     ---------        ---------

                                      (353,000)         112,000
                                     ---------        ---------

Loss before income taxes              (725,000)         (26,000)

Income tax benefit                       -            1,110,000
                                     ---------       ----------

Net income (loss)                  $  (725,000)     $ 1,084,000
                                     =========        =========



Earnings (loss) per share              $ (0.03)          $ 0.06
                                          ====             ====

Shares used in computing
 earnings (loss) per share          23,017,458       16,842,733
                                    ==========       ==========






                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

               DDL ELECTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)


                                                 Three Months Ended
                                                    September 30,
                                               ----------------------
                                               1996             1995
                                              ------           ------

Cash flows from operating activities:
  Net income (loss)                        $  (725,000)     $  1,084,000
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities -
    Depreciation and amortization              755,000           178,000
    Net increase in operating
     working capital                        (2,099,000)       (1,528,000)
    Increase in deposits and
     other assets                               (2,000)            -
    Benefit of noncapital grants               (58,000)          (16,000)
    Other                                       23,000           (61,000)
                                             ---------         ---------

Net cash used by operating activities       (2,106,000)         (343,000)
                                             ---------         ---------
Cash flows from investing activities:
  Capital expenditures                         (84,000)         (127,000)
                                             ----------         ---------

Cash flows from financing activities:
  Proceeds from bank line of credit            946,000             -
  Reductions of long-term debt                (199,000)         (182,000)
  Proceeds from exercise of stock options        -               219,000
  Proceeds from government grants              251,000             -
                                             ---------         ---------

Net cash provided by financing activities      998,000            37,000
                                             ---------         ---------

Effect of exchange rate changes on cash          6,000           (20,000)
                                             ---------         ---------

Decrease in cash and cash equivalents       (1,186,000)         (453,000)

Cash and cash equivalents at
 beginning of period                         2,519,000         2,917,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                             $ 1,333,000       $ 2,464,000
                                             =========         =========




                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                   DDL ELECTRONICS, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DDL Electronics, Inc. provides customized, integrated electronic manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also manufactures multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications and instrumentation industries. The Company's EMS operations are located in Southern California and Northern Ireland. The Company's PCB facilities are located in Northern Ireland.

The accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1996), include the accounts of DDL Electronics, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1996 and its results of operations and cash flows for the three months ended September 30, 1996 and 1995.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as September 30 for clarity of presentation. The actual periods ended on September 27, 1996 and September 29, 1995. Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders as filed with the Securities and Exchange Commission on October 11, 1996.

Certain reclassifications have been made to the interim fiscal 1996 financial statements to conform with the fiscal 1997 financial statement presentation. Such reclassifications had no effect on the Company's results of operations or stockholders' equity.


Note 2 - REVENUE AND COST RECOGNITION

The Company's Northern Ireland operating units recognize sales and cost of sales upon shipment of products.

SMTEK, the Company's U.S. operating unit which was acquired in January 1996, has historically generated the majority of its revenue through long-term contracts with suppliers of electronic components and products to the federal government. Consequently, SMTEK uses the percentage of completion method to recognize sales and cost of sales. SMTEK determines percentage complete on the basis of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to income. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.


Note 3 - ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:


                                     September 30,    June 30,
                                         1996           1996
                                         ----           ----
    Trade receivables                 $6,698,000     $5,456,000
    Other receivables                    124,000        296,000
    Less allowance for doubtful
     accounts                           (146,000)      (132,000)
                                       ---------      ---------
                                      $6,676,000     $5,620,000
                                       =========      =========

     Included in other receivables at September 30, 1996 and June 30, 1996 are grants due from the Industrial Development Board for Northern Ireland of $59,000 and $251,000, respectively.


Note 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                     September 30,    June 30,
                                         1996           1996
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $13,230,000    $11,181,000
  Estimated earnings                   1,203,000      1,544,000
                                      ----------     ----------
                                      14,433,000     12,725,000
  Less:  Billings to date            (10,856,000)    (9,613,000)
         Customer advances and
          progress payments              (45,000)       (86,000)
                                      ----------     ----------
                                     $ 3,532,000    $ 3,026,000
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date.



Note 5 - INVENTORIES

Inventories consist of the following:

                                     September 30,    June 30,
                                         1996           1996
                                         ----           ----
  Raw materials                       $2,797,000     $2,853,000
  Work in process                        967,000      1,263,000
  Finished goods                          59,000        146,000
  Less reserves                         (249,000)      (248,000)
                                       ---------      ---------
                                      $3,574,000     $4,014,000
                                       =========      =========


Note 6 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                     September 30,    June 30,
                                         1996           1996
                                         ----           ----
  Environmental liabilities           $  708,000     $  728,000
  Accrued taxes payable                  951,000        951,000
  Other                                1,348,000      1,435,000
                                       ---------      ---------
                                      $3,007,000     $3,114,000
                                       =========      =========


Note 7 - FINANCING ARRANGEMENTS

Bank Credit Agreement:

The Company has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 1,250,000 pounds sterling (approximately $2,000,000), and provides for interest on borrowings at 1-1/2% over the Bank's base rate. At September 30, 1996, borrowings outstanding under this credit facility amounted to $952,000.

Acquisition indebtedness:

In February 1996, the Company issued 10% Senior Secured Notes due July 1, 1997 in the aggregate amount of $5,300,000 (the "10% Senior Notes") as partial financing for the acquisition of SMTEK.

The 10% Senior Notes are secured by (i) 1,060,000 shares of common stock and
(ii) warrants to purchase 1,060,000 shares of common stock (the "Collateral Warrants"), all of which have been placed into an escrow account. In the event the Collateral Warrants are required to redeem the 10% Senior Notes, each warrant would be exercisable into one share of common stock at a price which is 6% less than the market value of the Company's common stock at the time of exercise. If the 10% Senior Notes are repaid from sources other than the Collateral Warrants, then the Collateral Warrants expire and can no longer be exercised. The Company also deposited $375,000 into a restricted cash account maintained by an escrow agent, such amount to be used for interest payments on the 10% Senior Notes. This restricted cash amounted to $71,000 and $201,000 at September 30, 1996 and June 30, 1996, and is included in prepaid expenses and other current assets.


Note 8 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:
                                        Three months ended
                                           September 30,
                                       ---------------------
                                        1996           1995
                                       ------         ------
Interest paid                        $ 276,000      $ 115,000
                                       =======        =======

"Net increase in operating working capital" is comprised of the following:

                                        Three months ended
                                            September 30,
                                       ---------------------
                                        1996           1995
                                       ------         ------

Increase in accounts receivable    $(1,168,000)    $(1,640,000)
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts             (556,000)          -
(Increase) decrease in
  inventories                          616,000        (433,000)
(Increase) decrease in
  prepaid expenses                       3,000        (119,000)
Increase (decrease) in
 accounts payable                     (728,000)        789,000
Decrease in accrued payroll
 and employee benefits                (157,000)       (170,000)
Increase (decrease) in other
 liabilities                          (109,000)         45,000
                                     ---------       ---------
Net increase in operating
 working capital                   $(2,099,000)    $(1,528,000)
                                     =========       =========

Following is the supplemental schedule of non-cash investing and financing activities:
                                        Three months ended
                                            September 30,
                                       ---------------------
                                        1996           1995
                                       ------         ------
Capital expenditures financed by
 lease obligations                 $  395,000          $ 52,000
                                    =========           =======
Conversion of debt to equity       $   76,000          $   -
                                    =========           =======


Note 9 - EVENT SUBSEQUENT TO SEPTEMBER 30, 1996

In October 1996, the Company finalized an accounts receivable-based working capital bank line of credit for SMTEK, its U.S. EMS operation, which provides for borrowings of up to $2,500,000 at an interest rate of prime plus 1.25%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made below are forward-looking in nature and reflect the Company's current expectations and plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company. Meaningful factors that might cause such differences include, but are not limited to, significant historical losses, limited capital resources and a continuing need for financing, dependence on key personnel, concentration of revenues among major customers, historical dependence on government business on the part of the Company's U.S. operating unit and a recent shift into commercial business, industry conditions, competition, environmental matters, dependence on suppliers and other factors discussed in the Company's Securities and Exchange Commission filings, including other factors described as "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-02969).

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

RESULTS OF OPERATIONS

Consolidated sales for the three months ended September 30, 1996 were $9,895,000, compared to $6,192,000 for the first quarter of the previous fiscal year. The increase in sales results primarily from the acquisition of SMTEK, which contributed revenues of $3,506,000 in the latest quarter. Because the acquisition of SMTEK was accounted for using the purchase method, SMTEK's operations are not included in the Company's results for the three months ended September 30, 1995. Sales of DDL Electronics, Ltd. ("DDL-E"), the Company's Northern Ireland EMS operation, increased approximately 15% in the latest quarter compared to the first quarter of last year, while sales of Irlandus Circuits, Ltd. ("Irlandus"), the Company's PCB operation, declined approximately 8% between these same two periods.

Consolidated gross profit for the three months ended September 30, 1996 was $1,096,000, compared to $726,000 for the comparable period of the prior year. The acquisition of SMTEK in January 1996 accounted for $500,000 of the increase, offset by a decline in gross profit of the Company's Northern Ireland operations of $130,000. Irlandus' gross profit declined $47,000 due primarily to the decline in sales, while DDL-E's gross profit declined $83,000 despite higher sales.

DDL-E's gross profit margin fell from 10.6% in last year's first quarter to 7.3% in the latest quarter. This decline occurred primarily as a result of the loss of a large, profitable assembly contract which had accounted for approximately 40% of DDL-E's sales in the first quarter of last fiscal year. Also contributing to the decline in gross profit margin was the fact that last year's first quarter included "consignment sales" of approximately $150,000. Consignment sales, in which the customer furnishes the materials and components to be assembled, typically have higher profit margins that "turnkey" sales, in which the contract assembly company procures the materials on the customer's behalf. DDL-E had no consignment sales in the first quarter of fiscal 1997.

The Company's consolidated gross profit margin declined from 11.7% in the three months ended September 30, 1995 to 11.1% in the three months ended September 30, primarily due to the decline in gross profit at DDL-E.

Administrative and selling expenses amounted to $1,151,000 and $864,000 in the three months ended September 30, 1996 and 1995, respectively. This increase is the result of the acquisition of SMTEK in January 1996, as the 1995 amount consisted of administrative and selling expenses for solely the Company's Northern Ireland operations and corporate office functions.

The operating loss for the three months ended September 30, 1996 was $372,000, compared to an operating loss of $138,000 for the three months ended September 30, 1995. The increased loss results from goodwill amortization expense of $317,000 recorded in the latest quarter. The goodwill arose from the acquisition of SMTEK.

Investment income for the three months ended September 30, 1996 and 1995 was $24,000 and $127,000, respectively. The 1995 amount includes nonrecurring interest income of $106,000 received on income tax refunds.

Interest expense increased from $115,000 in the three months ended September 30, 1995 to $258,000 in the three months ended September 30, 1996. This increase is attributable to interest on debt issued in 1996 to finance the SMTEK acquisition.

Other income (expense) for the three months ended September 30, 1996 and 1995 was ($119,000) and $100,000, respectively. The 1995 amount consists of income recognized upon the negotiated settlement of a facility lease commitment at less than the amount previously reserved. The 1996 amount includes debt issue cost amortization expense of $124,000 associated with the debt issued to finance the SMTEK acquisition.

During the nine months ended March 31, 1996, the Company recognized an income tax benefit associated with application for federal tax refunds as permitted under section 172(f) of the Internal Revenue Code. In the aggregate the Company applied for federal tax refunds of $2,175,000, net of costs associated with applying for such refunds. Through September 30, 1996, the Company has received $1,871,000 of net refunds plus interest on such refunds of $106,000, and has recognized as an income tax benefit $1,110,000 net of certain expenses. Because of the possibility that the tax returns underlying these refunds may be subject to audit by the Internal Revenue Service and a portion of the refunds disallowed, the Company has not yet recognized a tax benefit for the remainder of the refunds received to date, or for the refunds still expected to be received. Nonetheless, the Company feels that its claim for refund and carry back of net operating losses can be substantiated and is supported by law, and that the Company will ultimately collect and retain a substantial portion of the refunds applied for.

The net loss for the first three months of fiscal 1996 was $725,000 or $0.03 per share, compared to net income of $1,084,000 or $0.06 per share for the same period of fiscal 1995. Net income for the fiscal 1995 period includes the $1,110,000 income tax benefit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $1,333,000 at September 30, 1996, and its bank lines of credit. During the three months ended September 30, 1996, cash and cash equivalents decreased by $1,186,000. This decrease consisted of cash used by operating activities of $2,106,000 and capital expenditures of $84,000, partially offset by cash inflows of $747,000 from new borrowings net of debt repayments, proceeds from government grants of $251,000 and the effect of exchange rate changes on cash of $6,000.

Cash and cash equivalents have declined steadily over the last few months. The persistence of this decline is a matter of concern to management and the Board of Directors, who are considering several means of addressing the problem.

Components of operating working capital increased by $2,099,000 during the first three months of fiscal 1997, comprised of a $1,168,000 increase in accounts receivable, a $556,000 increase in costs and earnings in excess of billings on uncompleted contracts and a $994,000 decrease in current liabilities, partially offset by a $616,000 decrease in inventory and a $3,000 decrease in prepaid expenses and other current assets.

The Company has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 1,250,000 pounds sterling (approximately $2,000,000), and provides for interest on borrowings at 1.5% over the Bank's base rate. At September 30, 1996, borrowings outstanding under this credit facility amounted to $952,000. In October 1996, the Company finalized a bank line of credit for SMTEK, its U.S. EMS operation, which provides for borrowings up to the lesser of $2,500,000 or 85% of accounts receivable ($1,563,000 at November 8, 1996) at an interest rate of prime plus 1.25%.

In February 1996, the Company issued 10% Senior Secured Notes due July 1, 1997 in the aggregate amount of $5,300,000 (the "10% Senior Notes") as partial financing for the acquisition of SMTEK. The 10% Senior Notes are secured by (i) 1,060,000 shares of common stock and (ii) warrants to purchase 1,060,000 shares of common stock (the "Collateral Warrants"), all of which have been placed into an escrow account. In the event the Collateral Warrants are required to redeem the 10% Senior Notes, each warrant would be exercisable into one share of common stock at a price which is 6% less than the market value of the Company's common stock at the time of exercise. If the 10% Senior Notes are repaid from sources other than the Collateral Warrants, then the Collateral Warrants expire and can no longer be exercised.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of $372,000 and negative cash flow from operating activities of $2,106,000 during the three months ended September 30, 1996. In addition, at September 30, 1996 the Company had a working capital deficit of $2,007,000 as a result of transferring the $5,300,000 10% Senior Notes maturing July 1997 from long-term debt to current liabilities.

The Company plans to retire the 10% Senior Notes at or prior to maturity by issuing new common stock. The note holders have the option to accept common stock in lieu of cash. If the note holders do not so elect, then the Company will endeavor to issue stock to other parties to raise the payoff amount. No assurance can be given that the Company will be able to sell stock on acceptable terms or at all. Under certain circumstances, as set forth in the agreements governing the 10% Senior Notes, the Company can apply some or all of the 1,060,000 common stock shares held in escrow toward the payoff of these notes.
The total number of new shares of common stock which will need to be issued to fund the retirement of these notes depends on several factors, including:
(i) whether the notes are paid off prior to the maturity date; (ii) if paid prior to maturity, whether the prepayment is partial or complete; and (iii) the market price of the Company's common stock at the time of issuance.

The achievement of sustained operating profitability is the most significant internal factor to ensure the Company's long-term viability. No assurance can be given that the Company will attain operating profitability or that cash generated from non-operating sources will be adequate to fund future cash needs. As a necessary step to ensure the Company's increased profitability, the Company is actively pursuing strategic merger and acquisition candidates that will help ensure growth of the Company in the markets and industries in which it has expertise. No assurance can be given that any such merger or acquisition will occur.

Management anticipates that the Company will continue to incur operating losses for at least the near term future due to its current level of fixed costs for manufacturing overhead relative to its current sales volume, as well as amortization expense of the goodwill arising from the acquisition of SMTEK. Operating losses are expected to continue until such time as sales increase to a level necessary to absorb fixed costs and offset goodwill amortization. No assurance can be given as to whether or when sales increases may be achieved. Sales increases will depend in part upon strengthening the Company's sales and marketing functions for its existing operations and improving its price competitiveness in the EMS industry by achieving economies of scale in the procurement of electronic components.

Management believes that the Company's cash resources and borrowing capacity on its bank lines of credit are sufficient to fund operations at current levels for at least the next 12 months.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:
     10 Business Financing Agreement between SMTEK, Inc. and Deutsche Financial Services Corporation

     11    Computation of Earnings Per Share

     27    Financial Data Schedule (electronic filing only)

b.  Reports on Form 8-K:

    On August 30, 1996, a Form 8-K was filed regarding a press release disclosing that the Company had terminated merger discussions with another company.

    On September 18, 1996, a Form 8-K was filed regarding a press release announcing the Company's financial results for the year ended June 30, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       November 12, 1996                        /s/ Gregory L. Horton
---------------------------------        -----------------------------------
           Date                               Gregory L. Horton
                                              Chief Executive Officer and
                                               President


       November 12, 1996                        /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
           Date                                 Richard K. Vitelle
                                                Vice President -Finance
                                               (Principal Financial Officer)