Form 10-Q
period 1996-12-31
DDL ELECTRONICS INC
filed 1997-02-11
CIK 26987

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10-Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  DECEMBER 31, 1996

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

Yes [X]  No [ ]



The registrant had 23,066,914 shares of Common Stock outstanding as of February 5, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  DDL ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited, except June 30, 1996)


                                   December 31 ,       June 30,
                                       1996              1996
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $  1,052,000     $  2,519,000
  Accounts receivable                7,134,000        5,620,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             4,173,000        3,026,000
  Inventories                        3,394,000        4,014,000
  Prepaid expenses and other
   current assets                      210,000          314,000
                                    ----------       ----------

     Total current assets           15,963,000       15,493,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         6,081,000        5,604,000
  Plant equipment                   14,383,000       13,999,000
  Office and other equipment         1,799,000        1,444,000
                                    ----------       ----------

                                    22,263,000       21,047,000
Less: accumulated depreciation
 and amortization                  (15,938,000)     (15,130,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,325,000        5,917,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      5,074,000        5,708,000
  Debt issue costs                     285,000          533,000
  Deposits and other assets            578,000          436,000
                                    ----------      -----------

                                     5,937,000        6,677,000
                                    ----------      -----------

                                  $ 28,225,000     $ 28,087,000
                                    ==========      ===========

                  DDL ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (Continued)
                     (Unaudited, except June 30, 1996)


                                    December 31,       June 30,
                                       1996              1996
                                      ------            ------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable     $ 1,621,000    $      -
  Current portion of
   long-term debt                    5,915,000         603,000
  Accounts payable                   6,999,000       7,485,000
  Accrued payroll and
   employee benefits                   671,000         777,000
  Other accrued liabilities          2,649,000       3,114,000
                                    ----------      ----------

     Total current liabilities      17,855,000      11,979,000
                                    ----------      ----------
Long-term debt:
  10% Senior Secured Notes               -           5,300,000
  7% Convertible Subordinated
   Debentures, less current
   portion                             409,000         443,000
  8-1/2% Convertible
   Subordinated Debentures           1,580,000       1,580,000
  Notes payable, capitalized
   lease obligations and
   other long-term debt,
   less current portion              3,958,000       3,612,000
                                    ----------      ----------

     Total long-term debt            5,947,000      10,935,000
                                    ----------      ----------

Stockholders' equity:
  Common stock                         231,000         230,000
  Additional paid-in capital        29,408,000      29,304,000
  Common stock held in escrow       (1,325,000)     (1,325,000)
  Accumulated deficit              (23,256,000)    (22,000,000)
  Foreign currency translation
   adjustment                         (635,000)     (1,036,000)
                                    ----------      ----------

     Total stockholders' equity      4,423,000       5,173,000
                                    ----------      ----------

                                  $ 28,225,000    $ 28,087,000
                                    ==========      ==========


                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                 DDL ELECTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                        Three Months Ended
                                            December 31,
                                       ----------------------
                                       1996             1995
                                      ------           ------

Sales                              $11,185,000      $ 6,029,000

Cost of goods sold                   9,762,000        5,372,000
                                    ----------        ---------
Gross profit                         1,423,000          657,000
                                    ----------        ---------
Operating expenses:
  Administrative and selling         1,212,000        1,031,000
  Goodwill amortization                317,000            -
                                    ----------        ---------

                                     1,529,000        1,031,000
                                    ----------        ---------

Operating loss                        (106,000)        (374,000)
                                    ----------        ---------
Non-operating income (expense):
  Investment income                     19,000           73,000
  Interest expense                    (324,000)        (114,000)
  Other income (expense)              (120,000)          67,000
                                    ----------        ---------

                                      (425,000)          26,000
                                    ----------        ---------

Loss before income taxes              (531,000)        (348,000)

Income tax benefit                       -                -
                                    ----------        ---------

Net loss                           $  (531,000)     $  (348,000)
                                    ==========        =========



Net loss per share                     $ (0.02)         $ (0.02)
                                          ====             ====

Shares used in computing
 net loss per share                 23,048,233       16,485,249
                                    ==========       ==========




                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                 DDL ELECTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                         Six Months Ended
                                            December 31,
                                       ----------------------
                                       1996             1995
                                      ------           ------

Sales                              $21,080,000      $12,221,000

Cost of goods sold                  18,561,000       10,838,000
                                    ----------       ----------
Gross profit                         2,519,000        1,383,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         2,363,000        1,895,000
  Goodwill amortization                634,000            -
                                    ----------       ----------

                                     2,997,000        1,895,000
                                    ----------       ----------

Operating loss                        (478,000)        (512,000)
                                    ----------       ----------
Non-operating income (expense):
  Investment income                     43,000          200,000
  Interest expense                    (582,000)        (229,000)
  Other income (expense)              (239,000)         167,000
                                    ----------       ----------

                                      (778,000)         138,000
                                    ----------       ----------

Loss before income taxes            (1,256,000)        (374,000)

Income tax benefit                       -            1,110,000
                                    ----------       ----------

Net income (loss)                  $(1,256,000)     $   736,000
                                    ==========       ==========



Earnings (loss) per share              $ (0.05)         $  0.04
                                          ====             ====

Shares used in computing
 earnings (loss) per share          23,032,845       16,985,366
                                    ==========       ==========




                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

               DDL ELECTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)


                                                 Six Months Ended
                                                    December 31,
                                               ----------------------
                                               1996             1995
                                              ------           ------

Cash flows from operating activities:
  Net income (loss)                        $(1,256,000)     $    736,000
  Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities -
    Depreciation and amortization            1,556,000           382,000
    Net increase in operating
     working capital                        (2,874,000)         (755,000)
    (Increase) decrease in deposits
     and other assets                         (142,000)            7,000
    Benefit of noncapital grants              (119,000)         (151,000)
    Other                                       61,000           (60,000)
                                             ---------         ---------

Net cash provided (used) by
 operating activities                       (2,774,000)          159,000
                                             ---------         ---------
Cash flows from investing activities:
  Capital expenditures                        (207,000)         (380,000)
                                             ----------         ---------

Cash flows from financing activities:
  Proceeds from bank lines of credit         1,564,000             -
  Reductions of long-term debt                (388,000)         (348,000)
  Proceeds from exercise of stock options        -               377,000
  Proceeds from exercise of warrants             -                21,000
  Proceeds from government grants              290,000           139,000
                                             ---------         ---------

Net cash provided by financing activities    1,466,000           189,000
                                             ---------         ---------

Effect of exchange rate changes on cash         48,000           (57,000)
                                             ---------         ---------

Decrease in cash and cash equivalents       (1,467,000)          (89,000)

Cash and cash equivalents at
 beginning of period                         2,519,000         2,917,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                             $ 1,052,000       $ 2,828,000
                                             =========         =========


                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                   DDL ELECTRONICS, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DDL Electronics, Inc. provides integrated design and electronic manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also manufactures multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications and instrumentation industries. The Company's EMS operations are located in Southern California and Northern Ireland. The Company's PCB facilities are located in Northern Ireland.

The accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1996), include the accounts of DDL Electronics, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 1996 and its results of operations and cash flows for the six months ended December 31, 1996 and 1995.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as December 31 for clarity of presentation. The actual periods ended on December 27, 1996 and December 29, 1995. Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders as filed with the Securities and Exchange Commission on October 11, 1996.

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


Note 3 - ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:


                                     December 31,     June 30,
                                         1996           1996
                                         ----           ----
    Trade receivables                 $6,900,000     $5,456,000
    Other receivables                    401,000        296,000
    Less allowance for doubtful
     accounts                           (167,000)      (132,000)
                                       ---------      ---------
                                      $7,134,000     $5,620,000
                                       =========      =========

Included in other receivables at December 31, 1996 and June 30, 1996 are grants due from the Industrial Development Board for Northern Ireland of $127,000 and $251,000, respectively.


Note 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                      December 31,    June 30,
                                         1996           1996
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $15,979,000    $11,181,000
  Estimated earnings                   1,628,000      1,544,000
                                      ----------     ----------
                                      17,607,000     12,725,000
  Less:  Billings to date            (13,302,000)    (9,613,000)
         Customer advances and
          progress payments             (132,000)       (86,000)
                                      ----------     ----------
                                     $ 4,173,000    $ 3,026,000
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date.

Note 5 - INVENTORIES

Inventories consist of the following:

                                      December 31,    June 30,
                                         1996           1996
                                         ----           ----
  Raw materials                       $2,777,000     $2,853,000
  Work in process                        886,000      1,263,000
  Finished goods                          13,000        146,000
  Less reserves                         (282,000)      (248,000)
                                       ---------      ---------
                                      $3,394,000     $4,014,000
                                       =========      =========


Note 6 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                      December 31,    June 30,
                                         1996           1996
                                         ----           ----
  Environmental liabilities           $  679,000     $  728,000
  Accrued taxes payable                  795,000        951,000
  Other                                1,175,000      1,435,000
                                       ---------      ---------
                                      $2,649,000     $3,114,000
                                       =========      =========

Note 7 - FINANCING ARRANGEMENTS

Bank Line of Credit Agreements:

The Company has an accounts receivable-based working capital bank line of credit for SMTEK, its U.S. EMS operation, which provides for borrowings of up to $2,500,000 at an interest rate of prime plus 1.25%. At December 31, 1996, borrowings outstanding under this credit facility amounted to $663,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 1,150,000 pounds sterling (approximately $1,900,000), and provides for interest on borrowings at 1-1/2% over the Bank's base rate. At December 31, 1996, borrowings outstanding under this credit facility amounted to $958,000.

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


Note 8 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash provided (used) by operating activities" includes cash payments for interest as follows:
                                        Six months ended
                                           December 31,
                                       ---------------------
                                        1996           1995
                                       ------         ------
Interest paid                        $ 527,000      $ 225,000
                                       =======        =======

"Net increase in operating working capital" is comprised of the following:

                                        Six months ended
                                           December 31,
                                       ---------------------
                                        1996           1995
                                       ------         ------

Increase in accounts receivable    $(1,192,000)    $  (425,000)
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts           (1,198,000)          -
(Increase) decrease in
  inventories                          926,000        (561,000)
(Increase) decrease in
  prepaid expenses                     113,000        (956,000)
Decrease in accounts payable          (900,000)       (441,000)
Decrease in accrued payroll
 and employee benefits                (146,000)       (115,000)
Increase (decrease) in other
 liabilities                          (477,000)      1,743,000
                                     ---------       ---------
Net increase in operating
 working capital                   $(2,874,000)    $  (755,000)
                                     =========       =========

Following is the supplemental schedule of non-cash investing and financing activities:
                                         Six months ended
                                            December 31,
                                       ---------------------
                                        1996           1995
                                       ------         ------
Capital expenditures financed by
 lease obligations                 $  615,000          $ 47,000
                                    =========           =======

Conversion of debt to equity       $  105,000          $104,000
                                    =========           =======

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

DESCRIPTION OF THE BUSINESS

The Company provides integrated design and electronic manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also manufactures multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications, and instrumentation industries. The Company's EMS operations are located in Southern California and Northern Ireland. Its PCB facilities are located in Northern Ireland.

The Company entered the EMS business by acquiring its domestic EMS operations in 1985 and by organizing its European EMS operations in 1990. In fiscal 1995, the Company liquidated or sold all assets associated with its PCB and EMS operations in the United States. In January 1996, as the first step toward rebuilding a domestic presence in the EMS industry, the Company acquired SMTEK, Inc. ("SMTEK"), a provider of integrated design and electronic manufacturing services.

RESULTS OF OPERATIONS

Consolidated sales for the three and six months ended December 31, 1996 were $11,185,000 and $21,080,000, respectively, compared to $6,029,000 and
$12,221,000 for the same periods in the previous fiscal year. The sales increases result primarily from the acquisition of SMTEK, which contributed revenues of $4,210,000 and $7,716,000 in the three and six months ended December 31, 1996, respectively. Because the acquisition of SMTEK was accounted for using the purchase method, SMTEK's operations are not included in the Company's results for the three and six months ended December 31, 1995. Sales of DDL Electronics, Ltd. ("DDL-E"), the Company's Northern Ireland EMS operation, increased approximately 25% in the latest quarter compared to the second quarter of last year, while sales of Irlandus Circuits, Ltd. ("Irlandus"), the Company's PCB operation, increased approximately 11% between these same two periods. For the six months ended December 31, 1996, sales of DDL-E and Irlandus increased 20% and 2%, respectively, over sales for the comparable period of the prior year.

Consolidated gross profit for the six months ended December 31, 1996 was $2,519,000, compared to $1,383,000 for the comparable period of the prior year. The inclusion of SMTEK in the latest six month period accounted for $1,150,000 of the increase. Irlandus' gross profit increased $184,000 during the six months ended December 31, 1996 due primarily to an increase in higher margin quick-turn orders, while DDL-E's gross profit declined $198,000 despite higher sales. The Company's consolidated gross profit margin increased from 11.3% in the six months ended December 31, 1995 to 11.9% in the six months ended December 31, 1996, primarily due to inclusion of SMTEK in the results for the latest six month period and to improvement in Irlandus' gross profit margin.

DDL-E's gross profit margin fell from 11.1% in the six months ended December 31, 1995 to 7.0% in the latest six month period. This decline was attributable to several factors, including the loss of a large, profitable assembly contract which had accounted for a significant portion of DDL-E's sales in the first six months of last fiscal year. Also contributing to the decline in gross profit margin was the fact that last year's first six months included "consignment sales". Consignment sales, in which the customer furnishes the materials and components to be assembled, typically have higher profit margins than "turnkey" sales, in which the contract assembly company procures the materials on the customer's behalf. DDL-E had no consignment sales in the first six months of fiscal 1997. DDL-E also incurred start-up training costs associated with several "box build" assembly contracts in the latest six month period, which further depressed its gross profit margins.

Consolidated gross profit for the three months ended December 31, 1996 was $1,423,000, compared to $657,000 for the comparable period of the prior year. The inclusion of SMTEK in the latest three month period accounted for $650,000 of the increase. Irlandus' gross profit increased by $231,000 between these two periods, while DDL-E's gross profit declined by $115,000. The lower gross profit at DDL-E was attributable to the factors cited above for the six month periods. Despite the lower gross profit margin at DDL-E, the consolidated gross profit margin increased to 12.7% in the three months ended December 31, 1996 from 10.9% in the three months ended December 31, 1995 due to inclusion of SMTEK in the results for the latest three month period and to improvement in Irlandus' gross profit margin.

Administrative and selling expenses for the three and six months ended December 31, 1996 were $1,212,000 and $2,363,000, respectively, compared to $1,031,000 and $1,895,000 for the same periods in the previous year. These increases are the result of the acquisition of SMTEK in January 1996, as the 1995 amounts consisted of administrative and selling expenses for solely the Company's Northern Ireland operations and corporate office functions.

In the three and six months ended December 31, 1996, the consolidated operating losses were $106,000 and $478,000, respectively, compared to $374,000 and $512,000 for the same periods in the previous fiscal year. Increased gross profit as a result of the SMTEK acquisition is the primary reason for the lower operating losses in the latest three and six month periods.

Investment income for the six months ended December 31, 1996 and 1995 was $43,000 and $200,000, respectively. The 1995 amount includes nonrecurring interest income of $106,000 received on income tax refunds.

Interest expense increased from $114,000 in the three months ended December 31, 1995 to $324,000 in the three months ended December 31, 1996. In the six months ended December 31, 1996 and 1995, interest expense was $582,000 and $229,000, respectively. These increases are attributable to interest on debt issued in 1996 to finance the SMTEK acquisition.

Other income (expense) for the six months ended December 31, 1996 and 1995 was ($239,000) and $167,000, respectively. The 1995 amount includes a $100,000 gain recognized upon the negotiated settlement of a facility lease commitment at less than the amount previously reserved. The 1996 amount includes debt issue cost amortization expense of $248,000 associated with the debt issued to finance the SMTEK acquisition.

In fiscal year 1996, the Company recognized an income tax benefit associated with application for federal tax refunds as permitted under section 172(f) of the Internal Revenue Code. In the aggregate the Company applied for federal tax refunds of $2,175,000, net of costs associated with applying for such refunds. To date, the Company has received $1,871,000 of net refunds plus interest on such refunds of $106,000, and has recognized as an income tax benefit $1,110,000 net of certain expenses. Because of the possibility that the tax returns underlying these refunds may be subject to audit by the Internal Revenue Service and a portion of the refunds disallowed, the Company has not yet recognized a tax benefit for the remainder of the refunds received to date, or for the refunds still expected to be received. Nonetheless, the Company feels that its claim for refund and carry back of net operating losses can be substantiated and is supported by law, and that the Company will ultimately collect and retain a substantial portion of the refunds applied for.

The net loss for the six months ended December 31, 1996 was $1,256,000 or $0.05 per share, compared to net income of $736,000 or $0.04 per share for the same period of fiscal 1995. Net income for the fiscal 1995 period includes the $1,110,000 income tax benefit discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $1,052,000 at December 31, 1996, and its bank lines of credit. During the six months ended December 31, 1996, cash and cash equivalents decreased by $1,467,000. This decrease consisted of cash used by operating activities of $2,774,000 and capital expenditures of $207,000, partially offset by cash inflows of $1,176,000 from new borrowings net of debt repayments, proceeds from government grants of $290,000 and the effect of exchange rate changes on cash of $48,000.

Components of operating working capital increased by $2,874,000 during the first six months of fiscal 1997, comprised of a $1,192,000 increase in accounts receivable, a $1,198,000 increase in costs and earnings in excess of billings on uncompleted contracts and a $1,523,000 decrease in current liabilities, partially offset by a $926,000 decrease in inventory and a $113,000 decrease in prepaid expenses and other current assets.

The Company has an accounts receivable-based working capital bank line of credit for SMTEK which provides for borrowings of up to $2,500,000 at an interest rate of prime plus 1.25%. At December 31, 1996, borrowings outstanding under this credit facility amounted to $663,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 1,150,000 pounds sterling (approximately $1,900,000), and provides for interest at 1-1/2% over the Bank's base rate. At December 31, 1996, borrowings outstanding under this credit facility amounted to $958,000.

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

The Company plans to retire the 10% Senior Notes at or prior to maturity by issuing new common stock. The note holders have the option to accept common stock in lieu of cash. If the note holders do not so elect, then the Company will endeavor to issue stock to other parties to raise the payoff amount. No assurance can be given that the Company will be able to sell stock on acceptable terms or at all. Under certain circumstances, as set forth in the agreements governing the 10% Senior Notes, the Company can apply some or all of the 1,060,000 common stock shares held in escrow toward the payoff of these notes. The total number of new shares of common stock which would need to be issued to fund the retirement of these notes depends on several factors, including: (i) whether the notes are paid off prior to the maturity date; (ii) if paid prior to maturity, whether the prepayment is partial or complete; and (iii) the market price of the Company's common stock at the time of issuance.

Cash and cash equivalents have declined steadily over the last six months, primarily to fund increases in working capital necessitated by higher sales and backlog levels. The cash decline is a matter of concern to management and the Board of Directors, who are considering several means of addressing the situation.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of $478,000 and negative cash flow from operating activities of $2,774,000 during the six months ended December 31, 1996. In addition, at December 31, 1996 the Company had a working capital deficit of $1,892,000 as a result of transferring the $5,300,000 10% Senior Notes maturing July 1997 from long-term debt to current liabilities.

Management anticipates that the Company will continue to incur operating losses for at least the near term future due to the goodwill amortization expense arising from the acquisition of SMTEK. Operating losses are expected to continue until such time as sales increase to a level sufficient to offset goodwill amortization. No assurance can be given as to whether or when sales increases may be achieved. Sales increases will depend in part upon strengthening the Company's sales and marketing functions for its existing operations and improving its price competitiveness in the EMS industry by achieving economies of scale in the procurement of electronic components.

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


PART II.  OTHER INFORMATION
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     11    Computation of Earnings Per Share

     27    Financial Data Schedule (electronic filing only)


b.  Reports on Form 8-K:

There were no reports filed on Form 8-K during the three months ended December 31, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       February 7, 1997                        /s/ Gregory L. Horton
---------------------------------        -----------------------------------
           Date                               Gregory L. Horton
                                              Chief Executive Officer and
                                               President



       February 7, 1997                        /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
           Date                                 Richard K. Vitelle
                                                Vice President -Finance
                                               (Principal Financial Officer)