Form 10-Q
period 1997-03-31
DDL ELECTRONICS INC
filed 1997-05-12
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10-Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  MARCH 31, 1997

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

Yes [X]  No [ ]



The registrant had 23,102,047 shares of Common Stock outstanding as of May 5, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  DDL ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                     (Unaudited, except June 30, 1996)


                                     March 31,         June 30,
                                       1997              1996
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $  1,429,000     $  2,519,000
  Accounts receivable                9,429,000        5,620,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             4,394,000        3,026,000
  Inventories                        3,433,000        4,014,000
  Prepaid expenses and other
   current assets                      210,000          314,000
                                    ----------       ----------

     Total current assets           18,895,000       15,493,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         5,926,000        5,604,000
  Plant equipment                   14,167,000       13,999,000
  Office and other equipment         1,860,000        1,444,000
                                    ----------       ----------

                                    21,953,000       21,047,000
Less: Accumulated depreciation
 and amortization                  (15,527,000)     (15,130,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,426,000        5,917,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      4,756,000        5,708,000
  Debt issue costs                     162,000          533,000
  Deposits and other assets            216,000          436,000
                                    ----------      -----------

                                     5,134,000        6,677,000
                                    ----------      -----------

                                  $ 30,455,000     $ 28,087,000
                                    ==========      ===========

                  DDL ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (Continued)
                     (Unaudited, except June 30, 1996)


                                     March 31,         June 30,
                                       1997              1996
                                      ------            ------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable     $ 1,969,000    $      -
  Current portion of
   long-term debt                    5,960,000         603,000
  Accounts payable                   8,989,000       7,485,000
  Accrued payroll and
   employee benefits                   774,000         777,000
  Other accrued liabilities          2,601,000       3,114,000
                                    ----------      ----------

     Total current liabilities      20,293,000      11,979,000
                                    ----------      ----------
Long-term debt:
  10% Senior Secured Notes               -           5,300,000
  7% Convertible Subordinated
   Debentures, less current
   portion                             409,000         443,000
  8-1/2% Convertible
   Subordinated Debentures           1,580,000       1,580,000
  Notes payable, capitalized
   lease obligations and
   other long-term debt,
   less current portion              3,734,000       3,612,000
                                    ----------      ----------

     Total long-term debt            5,723,000      10,935,000
                                    ----------      ----------

Stockholders' equity:
  Common stock                         231,000         230,000
  Additional paid-in capital        29,456,000      29,304,000
  Common stock held in escrow       (1,325,000)     (1,325,000)
  Accumulated deficit              (23,122,000)    (22,000,000)
  Foreign currency translation
   adjustment                         (801,000)     (1,036,000)
                                    ----------      ----------

     Total stockholders' equity      4,439,000       5,173,000
                                    ----------      ----------

                                  $ 30,455,000    $ 28,087,000
                                    ==========      ==========



                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                 DDL ELECTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                        Three Months Ended
                                             March 31,
                                      -----------------------
                                       1997             1996
                                      ------           ------
Sales                              $13,580,000      $10,501,000

Cost of goods sold                  11,600,000        9,147,000
                                    ----------        ---------
Gross profit                         1,980,000        1,354,000
                                    ----------        ---------
Operating expenses:
  Administrative and selling         1,290,000        1,042,000
  Goodwill amortization                317,000          317,000
                                    ----------        ---------
                                     1,607,000        1,359,000
                                    ----------        ---------

Operating income (loss)                373,000           (5,000)
                                    ----------        ---------
Non-operating income (expense):
  Investment income                     16,000            8,000
  Interest expense                    (279,000)        (355,000)
  Other income (expense)                24,000          (53,000)
                                    ----------        ---------
                                      (239,000)        (400,000)
                                    ----------        ---------

Income (loss) before taxes             134,000         (405,000)

Income tax benefit                       -                -
                                    ----------        ---------
Income (loss) before
  extraordinary item                   134,000         (405,000)

Extraordinary item - gain on
  debt extinguishment                    -            2,356,000
                                    ----------        ---------

Net income                         $   134,000      $ 1,951,000
                                    ==========        =========

Earnings per share:
  Income (loss) before
    extraordinary item                 $  0.01          $ (0.02)
  Extraordinary item                       -               0.12
                                          ----             ----
Total earnings per share               $  0.01          $  0.10
                                          ====             ====
Shares used in computing
 earnings per share                 23,285,231       19,064,501
                                    ==========       ==========

                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                 DDL ELECTRONICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                         Nine Months Ended
                                             March 31,
                                      -----------------------
                                       1997             1996
                                      ------           ------
Sales                              $34,660,000      $22,722,000

Cost of goods sold                  30,161,000       19,985,000
                                    ----------       ----------
Gross profit                         4,499,000        2,737,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         3,653,000        2,937,000
  Goodwill amortization                951,000          317,000
                                    ----------       ----------
                                     4,604,000        3,254,000
                                    ----------       ----------

Operating loss                        (105,000)        (517,000)
                                    ----------       ----------
Non-operating income (expense):
  Investment income                     59,000          208,000
  Interest expense                    (844,000)        (584,000)
  Other income (expense)              (232,000)         114,000
                                    ----------       ----------
                                    (1,017,000)        (262,000)
                                    ----------       ----------

Loss before income taxes            (1,122,000)        (779,000)

Income tax benefit                       -            1,110,000
                                    ----------       ----------
Income (loss) before
  extraordinary item                (1,122,000)         331,000

Extraordinary item - gain on
  debt extinguishment                    -            2,356,000
                                    ----------        ---------

Net income (loss)                  $(1,122,000)     $ 2,687,000
                                    ==========       ==========

Earnings (loss) per share:
  Income (loss) before
    extraordinary item                 $ (0.05)         $  0.02
  Extraordinary item                       -               0.13
                                          ----             ----
Total earnings (loss) per share        $ (0.05)         $  0.15
                                          ====             ====
Shares used in computing
 earnings (loss) per share          23,046,615       17,677,831
                                    ==========       ==========

                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

               DDL ELECTRONICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                 Nine Months Ended
                                                      March 31,
                                              -----------------------
                                               1997             1996
                                              ------           ------
Cash flows from operating activities:
  Net income (loss)                        $(1,122,000)      $ 2,687,000
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
    Depreciation and amortization            2,356,000         1,152,000
    Gain on debt extinguishment                  -            (2,356,000)
    Gain on sale of assets                    (128,000)            -
    Net increase in operating
     working capital                        (3,595,000)       (1,773,000)
    (Increase) decrease in deposits
     and other assets                          100,000          (500,000)
    Benefit of noncapital grants              (181,000)         (207,000)
    Other                                       65,000             6,000
                                             ---------         ---------
Net cash used by operating
  activities                                (2,505,000)         (991,000)
                                             ---------         ---------
Cash flows from investing activities:
  Capital expenditures                        (697,000)         (696,000)
  Proceeds from sale of assets                 202,000             -
  Purchase of SMTEK, Inc., net of
    cash acquired                                -            (7,638,000)
                                             ---------         ---------
Net cash used by investing activities         (495,000)       (8,334,000)

Cash flows from financing activities:
  Proceeds from bank lines of credit         1,955,000             -
  Proceeds from long-term debt                   -             8,800,000
  Payments of long-term debt                  (556,000)       (1,445,000)
  Debt issue costs                               -              (352,000)
  Proceeds from issuance of common stock, net    -             1,112,000
  Proceeds from exercise of stock options        -               492,000
  Proceeds from exercise of warrants             -               317,000
  Proceeds from foreign government grants      467,000           231,000
                                             ---------         ---------
Net cash provided by financing activities    1,866,000         9,155,000
                                             ---------         ---------

Effect of exchange rate changes on cash         44,000           (98,000)
                                             ---------         ---------
Decrease in cash and cash equivalents       (1,090,000)         (268,000)
Cash and cash equivalents at
 beginning of period                         2,519,000         2,917,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                             $ 1,429,000       $ 2,649,000
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

The accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1996), include the accounts of DDL Electronics, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1997 and its results of operations and cash flows for the nine months ended March 31, 1997 and 1996.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as March 31 for clarity of presentation. The actual periods ended on March 28, 1997 and March 29, 1996. Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report to Stockholders as filed with the Securities and Exchange Commission on October 11, 1996.

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

SMTEK, the Company's U.S. operating unit which was acquired in January 1996, has historically generated the majority of its revenue through long-term contracts with suppliers of electronic assemblies and products to the federal government. Consequently, SMTEK uses the percentage of completion method to recognize sales and cost of sales. SMTEK determines percentage complete on the basis of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to income. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.


Note 3 - ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:


                                       March 31,      June 30,
                                         1997           1996
                                         ----           ----
    Trade receivables                 $9,022,000     $5,456,000
    Other receivables                    568,000        296,000
    Less allowance for doubtful
     accounts                           (161,000)      (132,000)
                                       ---------      ---------
                                      $9,429,000     $5,620,000
                                       =========      =========

Included in other receivables at March 31, 1997 and June 30, 1996 are grants due from the Industrial Development Board for Northern Ireland of $61,000 and $251,000, respectively.


Note 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                       March 31,      June 30,
                                         1997           1996
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $20,004,000    $11,181,000
  Estimated earnings                   2,024,000      1,544,000
                                      ----------     ----------
                                      22,028,000     12,725,000
  Less:  Billings to date            (17,327,000)    (9,613,000)
         Customer advances and
          progress payments             (307,000)       (86,000)
                                      ----------     ----------
                                     $ 4,934,000    $ 3,026,000
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date.

Note 5 - INVENTORIES

Inventories consist of the following:

                                       March 31,      June 30,
                                         1997           1996
                                         ----           ----
  Raw materials                       $2,782,000     $2,853,000
  Work in process                        953,000      1,263,000
  Finished goods                          65,000        146,000
  Less reserves                         (367,000)      (248,000)
                                       ---------      ---------
                                      $3,433,000     $4,014,000
                                       =========      =========

Note 6 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                       March 31,      June 30,
                                         1997           1996
                                         ----           ----
  Environmental liabilities           $  649,000     $  728,000
  Accrued taxes payable                  795,000        951,000
  Other                                1,157,000      1,435,000
                                       ---------      ---------
                                      $2,601,000     $3,114,000
                                       =========      =========


Note 7 - FINANCING ARRANGEMENTS

Bank line of credit agreements:

The Company has an accounts receivable-based working capital bank line of credit for SMTEK, its U.S. EMS operation, which provides for borrowings of up to $2,500,000 at an interest rate of prime plus 1.25%. At March 31, 1997, borrowings outstanding under this credit facility amounted to $863,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 1,150,000 pounds sterling (approximately $1,875,000), and provides for interest on borrowings at 1-1/2% over the bank's base rate. At March 31, 1997, borrowings outstanding under this credit facility amounted to $1,106,000.

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

The Company plans to retire the 10% Senior Notes at or prior to maturity by issuing new common stock. The note holders have the option to accept common stock in lieu of cash. If the note holders do not so elect, then the Company will endeavor to issue stock to other parties to raise the payoff amount. No assurance can be given that the Company will be able to sell stock on acceptable terms or at all. Under certain circumstances, as set forth in the agreements governing the 10% Senior Notes, the Company can apply approximately 700,000 of the 1,060,000 common stock shares held in escrow toward the payoff of these notes. The total number of new shares of common stock which would need to be issued to fund the retirement of these notes depends on several factors, including: (i) whether the notes are paid off prior to the maturity date; (ii) if paid prior to maturity, whether the prepayment is partial or complete; and (iii) the market price of the Company's common stock at the time of issuance.


Note 8 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:
                                         Nine months ended
                                             March 31,
                                       ---------------------
                                        1997           1996
                                       ------         ------
Interest paid                        $ 834,000      $ 433,000
                                       =======        =======

"Net increase in operating working capital" is comprised of the following:

                                         Nine months ended
                                             March 31,
                                       ---------------------
                                        1997           1996
                                       ------         ------
(Increase) decrease in
  accounts receivable              $(3,736,000)    $   226,000
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts           (1,418,000)     (1,621,000)
(Increase) decrease in
  inventories                          779,000      (1,625,000)
Decrease in prepaid expenses           109,000          57,000
Increase in accounts payable         1,225,000         312,000
Decrease in accrued payroll
 and employee benefits                 (30,000)        (23,000)
Increase (decrease) in other
 liabilities                          (524,000)        901,000
                                     ---------       ---------
Net increase in operating
 working capital                   $(3,595,000)    $(1,773,000)
                                     =========       =========

Following is the supplemental schedule of non-cash investing and financing activities:
                                         Nine months ended
                                             March 31,
                                       ---------------------
                                        1997           1996
                                       ------         ------
Capital expenditures financed by
 lease obligations                  $  710,000      $  619,000

Conversion of debt to equity        $  153,000      $  124,000

Common stock issued as partial
  consideration for purchase of
  SMTEK, Inc.                            -          $  801,000

Common stock issued as debt
  placement fee                          -          $  716,000

Common stock issued as collateral
  for 10% Senior Notes                   -          $1,325,000

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

RESULTS OF OPERATIONS

Consolidated sales for the three months ended March 31, 1997 were $13,580,000, compared to $10,501,000 for the same period in the previous fiscal year. Sales of DDL Electronics, Ltd. ("DDL-E"), the Company's Northern Ireland EMS operation, increased $2,522,000 in the latest quarter compared to the third quarter of last year. For the three months ended March 31, 1997, sales of SMTEK and Irlandus Circuits, Ltd. ("Irlandus"), the Company's PCB operation, increased approximately 11% and 10%, respectively, over sales for the comparable period of the prior year.

Consolidated sales for the nine months ended March 31, 1997 were $34,660,000, compared to $22,722,000 for the same period in the previous fiscal year. The sales increase results primarily from the acquisition of SMTEK, which contributed revenues of $13,120,000 in the nine months ended March 31, 1997, compared to $4,871,000 for the same period in the previous fiscal year. Because the acquisition of SMTEK in January 1996 was accounted for using the purchase method, SMTEK's operations prior to the acquisition are not included in the Company's results. For the nine months ended March 31, 1997, sales of DDL-E and Irlandus increased 40% and 5%, respectively, over sales for the comparable period of the prior year.

Consolidated gross profit for the three months ended March 31, 1997 was $1,980,000, compared to $1,354,000 for the comparable period of the prior year. SMTEK's gross profit declined from $979,000 for the three months ended March 31, 1996 to $689,000 for the three months ended March 31, 1997, despite higher sales, due to higher direct material costs as a percentage of sales, as well as an increase in the number of production employees handling the higher sales volume. DDL-E's gross profit increased by $496,000 between these two periods due to higher sales volume in the latest quarter and the fact that DDL-E's gross profit in last year's third quarter was adversely impacted by a ramp-up in the workforce and higher than normal equipment maintenance costs. Irlandus' gross profit increased by $402,000 between these two periods, due primarily to a reduction of indirect costs. The Company's consolidated gross profit margin increased from 12.9% in the three months ended March 31, 1996 to 14.6% in the latest quarter as a result of the increase in gross profit margin of Irlandus and DDL-E.

Consolidated gross profit for the nine months ended March 31, 1997 improved by $1,762,000 compared to the same period of the prior year. SMTEK's gross profit of $1,861,000 for the latest nine month period, compared to $979,000 for the nine months ended March 31, 1996, accounted for $882,000 of the increase. Gross profit of DDL-E and Irlandus for the nine months ended March 31, 1997 increased $298,000 and $582,000, respectively, compared to the same period of the prior year. These increases were primarily attributable to the factors cited above for the three month comparative periods. The Company's consolidated gross profit margin increased from 12.0% in the nine months ended March 31, 1996 to 13.0% in the nine months ended March 31, 1997, due primarily to improvement in Irlandus' gross profit margin from 12.8% in the nine months ended March 31, 1996 to 19.3% in the latest nine month period. The improvement in Irlandus' gross profit margin is attributable to an increase in higher margin quick-turn orders and a reduction of indirect costs as a percentage of sales.

Administrative and selling expenses increased from $1,042,000 for the three months ended March 31, 1996 to $1,290,000 for the three months ended March 31, 1997 due primarily to an increase in legal and consulting fees.

Administrative and selling expenses for the nine months ended March 31, 1997 were $3,653,000, compared to $2,937,000 for the same period in the previous year. This increase is principally the result of the acquisition of SMTEK in January 1996.

In the three months ended March 31, 1997, consolidated operating income was $373,000, compared to a consolidated operating loss of $5,000 in the three months ended March 31, 1996. This improvement is primarily attributable to increased gross profit of Irlandus and DDL-E.

Consolidated operating losses were $105,000 and $517,000 for the nine months ended March 31, 1997 and 1996, respectively. A smaller operating loss was incurred in 1997 despite an increase in goodwill amortization expense from $317,000 in the earlier nine month period to $951,000 in the latest nine month period. This operating loss improvement is principally the result of increased gross profit in the latest nine month period.

Investment income for the nine months ended March 31, 1997 and 1996 was $59,000 and $208,000, respectively. The 1996 amount includes nonrecurring interest income of $106,000 received on income tax refunds.

Interest expense decreased from $355,000 in the three months ended March 31, 1996 to $279,000 in the three months ended March 31, 1997 because $3,500,000 of 10% convertible debentures issued in February 1996 were converted to equity in May and June 1996. In the nine months ended March 31, 1997 and 1996, interest expense was $844,000 and $584,000, respectively. This increase is attributable to interest on debt issued in 1996 to finance the SMTEK acquisition.

Other income (expense) for the nine months ended March 31, 1997 and 1996 was ($232,000) and $114,000, respectively. The 1997 amount includes debt issue cost amortization expense of $372,000 associated with the debt issued to finance the SMTEK acquisition, offset by a gain on the sale of assets of $128,000. The 1996 amount includes a $100,000 gain recognized upon the negotiated settlement of a facility lease commitment at less than the amount previously reserved.

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

Income (loss) before extraordinary item for the nine months ended March 31, 1997 was ($1,122,000) or ($0.05) per share, compared to $331,000 or $0.02 per share for the same period of fiscal 1996. Income (loss) before extraordinary item for the fiscal 1996 period includes the $1,110,000 income tax benefit discussed above.

Net income (loss) for the nine months ended March 31, 1997 was ($1,122,000) or ($0.05) per share, compared to $2,687,000 or $0.15 per share for the same period of fiscal 1996. Net income (loss) for the first nine months of fiscal 1996 includes an extraordinary gain on debt extinguishment of $2,356,000 associated with the negotiated reduction in March 1996 of the Company's obligations under several consulting and deferred fee arrangements with certain former officers, employees and directors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $1,429,000 at March 31, 1997, and its bank lines of credit. During the nine months ended March 31, 1997, cash and cash equivalents decreased by $1,090,000. This decrease consisted of cash used by operating activities of $2,505,000 and capital expenditures of $697,000, partially offset by cash inflows of $1,399,000 from new borrowings net of debt repayments, proceeds from government grants of $467,000, proceeds from the sale of assets of $202,000, and the effect of exchange rate changes on cash of $44,000.

Components of operating working capital increased by $3,595,000 during the first nine months of fiscal 1997, comprised of a $3,736,000 increase in accounts receivable, a $1,418,000 increase in costs and earnings in excess of billings on uncompleted contracts and a $554,000 decrease in accrued liabilities, partially offset by a $1,225,000 increase in accounts payable, a $779,000 decrease in inventory and a $109,000 decrease in prepaid expenses and other current assets.

Accounts receivable increased from $5,620,000 at June 30, 1996 to $9,429,000 at March 31, 1997. This increase results primarily from an increase in sales from $10,414,000 in the three months ended June 30, 1996 to $13,580,000 in the three months ended March 31, 1997.

The Company has an accounts receivable-based working capital bank line of credit for SMTEK which provides for borrowings of up to $2,500,000 at an interest rate of prime plus 1.25%. At March 31, 1997, borrowings outstanding under this credit facility amounted to $863,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 1,150,000 pounds sterling (approximately $1,875,000), and provides for interest at 1-1/2% over the bank's base rate. At March 31, 1997, borrowings outstanding under this credit facility amounted to $1,106,000.

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

The Company plans to retire the 10% Senior Notes at or prior to maturity by issuing new common stock. The note holders have the option to accept common stock in lieu of cash. If the note holders do not so elect, then the Company will endeavor to issue stock to other parties to raise the payoff amount. No assurance can be given that the Company will be able to sell stock on acceptable terms or at all. Under certain circumstances, as set forth in the agreements governing the 10% Senior Notes, the Company can apply approximately 700,000 of the 1,060,000 common stock shares held in escrow toward the payoff of these notes. The total number of new shares of common stock which would need to be issued to fund the retirement of these notes depends on several factors, including: (i) whether the notes are paid off prior to the maturity date; (ii) if paid prior to maturity, whether the prepayment is partial or complete; and (iii) the market price of the Company's common stock at the time of issuance.

Cash and cash equivalents have declined steadily over the last nine months, primarily to fund increases in working capital necessitated by higher sales and backlog levels. The cash decline is a matter of concern to management and the Board of Directors, who are considering several means of addressing the situation.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred an operating loss of $105,000 and negative cash flow from operating activities of $2,505,000 during the nine months ended March 31, 1997. In addition, at March 31, 1997 the Company had a working capital deficit of $1,398,000 as a result of transferring the $5,300,000 10% Senior Notes maturing July 1997 from long-term debt to current liabilities.

With the exception of the latest quarter, during which the Company generated operating income of $373,000, the Company has incurred operating losses for a number of years. Management anticipates that the Company could incur further operating losses for at least the near term future due to the goodwill amortization expense arising from the acquisition of SMTEK. Operating losses could continue until such time as sales increase to a level sufficient to offset goodwill amortization. No assurance can be given as to whether or when such sales increases may be achieved. Sales increases will depend in part upon strengthening the Company's sales and marketing functions for its existing operations and improving its price competitiveness in the EMS industry by achieving economies of scale in the procurement of electronic components.

The achievement of sustained operating profitability is the most significant internal factor to ensure the Company's long-term viability. No assurance can be given that the Company will attain operating profitability or that cash generated from non-operating sources will be adequate to fund future cash needs. As a necessary step to ensure the Company's increased profit-ability, the Company is actively pursuing strategic merger and acquisition candidates that will help ensure growth of the Company in the markets and industries in which it has expertise. No assurance can be given that any such merger or acquisition will occur.

Management believes that the Company's cash resources and borrowing capacity on its bank lines of credit are sufficient to fund operations at current levels for at least the next 12 months.

PART II.  OTHER INFORMATION
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     11    Computation of Earnings Per Share

     27    Financial Data Schedule (electronic filing only)


b.  Reports on Form 8-K:

There were no reports filed on Form 8-K during the three months ended March 31, 1997.




                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         May 12, 1997                           /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                               (Principal Financial Officer)