Form 10-K
period 1997-06-30
DDL ELECTRONICS INC
filed 1997-10-10
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1997
                                     OR
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
                                             _________________________

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class        Name of each exchange on which registered
    _________________________       ________________________________________
   Common Stock, $.01 Par Value            New York Stock Exchange
                                           Pacific Exchange
   7% Convertible Subordinated
     Debentures due May 15, 2001           New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported by the New York Stock Exchange on October 9, 1997 was $20,580,000. The registrant had 24,591,858 shares of Common Stock outstanding as of October 8, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specified parts of the registrant's Annual Report to Stockholders for its fiscal year ended June 30, 1997 are incorporated by reference into Parts I and II hereof. Specified parts of the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                              EXHIBIT INDEX
                               See page 14





                                 PART I


Item 1.   Business

     The Company provides customized, integrated electronic manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the compewer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also fabricates multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications and instrumentation industries. The Company's EMS operations are located in Southern California and Northern Ireland. Its PCB facilities are located in Northern Ireland.

     The Company entered the EMS business by acquiring its domestic EMS operations in 1985 and by organizing its European EMS operations in 1990. Since 1985, the Company has made substantial capital expenditures in its Northern Ireland EMS and PCB fabrication facilities. In fiscal 1995, the Company liquidated or sold all assets associated with its PCB and EMS operations in the United States. In fiscal 1996, the Company acquired SMTEK, Inc. ("SMTEK") as the first step toward rebuilding a domestic presence in the EMS industry.


RECENT DEVELOPMENTS

     On May 29, 1997, the Company signed a letter of intent (the "Letter of Intent") to merge with Century Electronics Manufacturing, Inc. ("CEMI"). Pursuant to the Letter of Intent, CEMI was to provide a loan up to $3.3 million to the Company by June 1, 1997 for retirement of the Company's 10% Senior Secured Notes in the aggregate principal amount of $5,300,000 (the "Senior Notes"). However, such financing was not made available by CEMI. As a result, on June 30, 1997 the Company obtained alternate financing which enabled it to repay its Senior Notes. On September 22, 1997, the Company filed a lawsuit against CEMI, alleging breach of contract and fraud and seeking $5,000,000 in actual damages plus punitive damages. CEMI has not yet answered the Company's complaint or made an appearance in the case.

     The Company, with the authorization of its Board of Directors, implemented a quasi-reorganization effective June 27, 1997. The quasi-reorganization, which did not require the approval of the Company's stockholders, resulted in an elimination of the accumulated deficit of $23,678,000 by a transfer from additional paid-in capital of an equivalent amount. This deficit was attributable primarily to operations which were divested or discontinued in prior years. Following a review and evaluation by management, no adjustment was made to the carrying values of the Company's assets and liabilities because such amounts were deemed to be not in excess of estimated fair values.

     On June 30, 1997, in order to raise the balance of the funds necessary to repay the Senior Notes, the Company borrowed $2 million from Thomas M. Wheeler, a private investor, under a note payable bearing 8% interest. The note matures on February 1, 1999, and is secured by a pledge of the common stock of SMTEK. The Company agreed to give Mr. Wheeler two seats on its Board of Directors, which seats were filled by Mr. Wheeler and Charlene A. Gondek. The Company also agreed to acquire all of the issued and outstanding shares of Jolt Technology, Inc. ("Jolt"), a privately-held electronics manufacturing company owned by Mr. Wheeler, Ms. Gondek and a third individual, for nine million shares of the Company's common stock. Upon consummation of the Jolt acquisition, the maturity date of the $2,000,000 note payable will be extended from February 1, 1999 to October 31, 1999.

     The Company is currently negotiating a definitive agreement and other legal documents relating to its acquisition of Jolt. The specific terms of such documents are subject to negotiation, and the closing of the Jolt acquisition will be subject to many conditions, some of which are beyond the Company's control, including obtaining a fairness opinion and stockholder approval. There can be no assurance that the Jolt acquisition will be completed on the terms described herein, or at all.


FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHICAL AREA

     The Company is engaged in two lines of business -- electronic manufacturing services and PCB fabrication. Information with respect to these segments' sales, operating income, identifiable assets, depreciation and amortization, and capital expenditures for each of the last three fiscal years is set forth in Note 13 to the consolidated financial statements of the accompanying 1997 Annual Report to Stockholders. Such information is incorporated herein by reference and is made a part hereof.


ELECTRONIC MANUFACTURING SERVICES AND PRINTED CIRCUIT BOARD
 FABRICATION BUSINESSES

     The basis for the growth of the electronic manufacturing services industry in recent years has been the increasing reliance by OEMs on contract manufacturing specialists such as the Company for the manufacture of printed circuit board assemblies. As a result of outsourcing manufacturing services, the EMS industry in the United States grew at a compound annual rate of 20% from 1990 through 1996, according to the Institute for Interconnecting and Packaging Electronic Circuits ("IPC"). The IPC estimated the size of the United States EMS industry for 1996 in terms of sales to be $13.5 billion. The Company expects the trend toward outsourcing to continue and to result in continued growth in the EMS industry.

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

     The Company's EMS operations provide turnkey electronic manufacturing services using both surface mount and through-hole interconnection technologies. The Company conducts the EMS portion of its business through its SMTEK subsidiary in Southern California, which serves customers primarily on the West Coast of the U.S., and through its DDL Electronics Limited ("DDL-E") subsidiary, which serves customers primarily in Western Europe. SMTEK and DDL-E do not fabricate any of the components or PCBs used in these processes, but from time to time they have procured PCBs from the Company's PCB fabricator, Irlandus Circuits Limited ("Irlandus"). EMS sales represented approximately 79%, 67% and 47% of the Company's consolidated sales for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

    Since turnkey electronic contract manufacturing may be a substitute for all or some portion of a customer's captive EMS capability, continuous communication between the Company and the customer is critical. To facilitate such communication, the Company's EMS businesses maintain customer service departments whose personnel work closely with the customer throughout the assembly process. The Company's engineering and service personnel coordinate with the customer on the implementation of new and re-engineered products, thereby providing the customer with feedback on such issues as ease of assembly and anticipated production lead times.
Component procurement is commenced after component specifications are verified and approved sources are confirmed with the customer.
Concurrently, assembly routing and procedures for conformance with the workmanship standards of the IPC are defined and planned. Additionally, in-circuit test fixtures are designed and developed. In-circuit tests are normally performed on all assembled circuit boards for turnkey projects. Such tests verify that components have been properly inserted and meet certain functional standards and that electrical circuits are properly completed. In addition, under protocols specified by the customer, the Company performs customized functional tests designed to ensure that the board or assembly will perform its intended function.
The Company's personnel monitor all stages of the assembly process in an effort to provide flexible and rapid responses to the customer's requirements, including changes in design, order size and delivery schedule.

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


     Description of Products and Services--PCB Fabrication

     The Company fabricates and sells advanced, multilayer PCBs based on designs and specifications provided by the Company's customers. These specifications are developed either solely through the design efforts of the customer or through the design efforts of the customer working together with the Company's design and engineering staff. Customers submit requests for quotations on each job and the Company prepares bids based on its own cost estimates. The Company conducts its PCB fabrication business through its Irlandus subsidiary located in Northern Ireland. The Company's fabrication facilities in Anaheim, California were shut down in fiscal year 1992 and its Beaverton, Oregon facility was sold in fiscal 1995. PCB sales represented approximately 21%, 33% and 53% of the Company's consolidated sales for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, with multilayer boards constituting a substantial portion of the sales.

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


     Quality standards

     The International Standards Organization ("ISO") has published internationally recognized standards of workmanship and quality. Both Irlandus and DDL-E have achieved ISO 9002 certification, which the Company believes will be increasingly necessary to attract business. SMTEK attained ISO 9001 certification in April 1997. In addition, SMTEK has been certified for Mil-Q-9858A, which is the highest military quality standard, and NHB-5300.4, which is the primary quality standard for products used in the U.S. space program.


     EMS Facilities

     SMTEK conducts its operations from a 45,000 square foot facility, which is leased from an unaffiliated party through May 31, 2000. The monthly rent was approximately $29,700 during fiscal 1997 and is subject to a 4% increase each year. SMTEK has the option to extend the lease term for three renewal periods of three years each. The lease rate during the renewal periods is subject to adjustment based on changes in the Consumer Price Index for the local area.

     DDL-E conducts its operations from a 67,000 square foot facility in Northern Ireland that was purchased in 1989. Prior to DDL-E commencing operations in the spring of 1990, approximately 1.6 million pounds sterling (approximately $2,700,000) was expended on auto-insertion equipment, surface mount device placement equipment, wave solder equipment, visual inspection equipment and automated test equipment. The Company believes that this facility possesses the technology required to compete effectively and that the facility is capable of supporting projected growth for up to the next two years.


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



     Markets and Customers

     The Company's sales in the EMS and PCB fabrication businesses and the percentage of its consolidated sales to the principal end-user markets it serves for the last three fiscal years were as follows (dollars in thousands):
                                        Year Ended June 30,
                       ----------------------------------------------------
    Markets                1997                1996                1995
 ------------          ------------        ------------        ------------
Computer             $ 4,322    8.8%     $ 4,049   12.2%     $ 7,115   24.1%
Telecommunications     7,103   14.5        4,189   12.6        6,926   23.4
Commercial avionics    9,702   19.8        2,277    6.9           -      -
Space and satellites   2,065    4.2          949    2.9           -      -
Banking automation     8,089   16.5        3,155    9.5        2,607    7.0
Industrial controls
 & instrumentation     7,189   14.7        7,621   23.0        6,044   20.4
Medical                1,906    3.9        4,429   13.4        4,668   15.8
Defense                4,666    9.6        3,897   11.8        1,362    4.6
Other                  3,877    8.0        2,569    7.8        1,394    4.7
                      ------  -----       ------  -----       ------  -----
    Total            $48,919  100.0%     $33,136  100.0%     $29,576  100.0%
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

    During fiscal 1997, the Company's EMS and PCB businesses served approximately 60 and 150 customers, respectively. The Company's five largest customers accounted for 47%, 37% and 21% of consolidated sales during fiscal years 1997, 1996 and 1995, respectively. In fiscal 1997 the Company's two largest customers accounted for approximately 18.4% and 16.5% of consolidated sales, respectively. No other customer accounted for more than 10% of consolidated sales.

     Raw Materials and Suppliers

     In its EMS business, the Company uses numerous suppliers of electronic components and other materials. The Company's customers may specify the particular manufacturers and components, such as the Intel Pentium microprocessor, to be used in the EMS process. To the extent these components are not available on a timely basis or are in short supply because of allocations imposed by the component manufacturer, and the customer is unwilling to accept a substitute component, delays may occur. Such delays are experienced in the EMS business from time to time and have caused sales and inventory fluctuations in the Company's EMS business.

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


     Industry Conditions and Competition

     The markets in which the EMS and PCB fabrication businesses operate are intensely competitive and have experienced excess production capacity during the past few years. Seasonality is not a significant factor in the EMS and PCB fabrication businesses. Competition is principally based on price, product quality, technical capability and the ability to deliver products on schedule. Both the price of and the demand for EMS and PCBs are sensitive to economic conditions, changing technologies and other factors. The technology used in EMS and fabrication of PCBs is widely available, and there are a large number of domestic and foreign competitors. Many of these firms are larger than the Company and have significantly greater financial, marketing and other resources. In addition, the Company faces a competitive disadvantage against better financed competitors because the Company's current financial situation causes certain customers to be reluctant to do business with the Company's operating units. Many of the Company's competitors have also made substantial capital expenditures in recent years and operate technologically advanced EMS and fabrication facilities. Furthermore, some of the Company's customers have substantial in-house EMS capability, and to a lesser extent, PCB fabrication capacity. There is a risk that when these customers are operating at less than full capacity they will use their own facilities rather than purchase from the Company. Despite this risk, management believes that the Company has not experienced a significant loss of business to in-house fabricators or assemblers. There also are risks that other customers, particularly in the EMS market, will develop their own in-house capabilities, that additional competitors will acquire the ability to produce advanced, multilayer boards in commercial quantities, or the ability to provide EMS, and that foreign firms, including large, technologically advanced Japanese firms, will increase their share of the United States or European market.

     Price competition is particularly intense in the computer market, which in fiscal year 1995 was the Company's largest market segment. This has caused price erosion and lower margins, particularly in the Company's PCB fabrication business. Significant improvement in the Company's PCB gross margins may not be achieved in the near future due to excess PCB production capacity worldwide and substantial competitive pressures in the Company's principal markets. Generally, the Company's customers are reducing inventory levels and seeking lower prices from their vendors, such as the Company, to compete effectively.


GENERAL

     Backlog

     At June 30, 1997, 1996 and 1995, the Company's EMS and PCB fabrication businesses had combined backlogs of $28,587,000, $17,669,000 and $9,247,000, respectively. Backlog at June 30, 1997 and 1996 includes SMTEK, the EMS business acquired by the Company in January 1996. The Company's backlog at June 30, 1995 consisted only of the backlog of the Company's European subsidiaries.

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


     Environmental Regulation

     In the early 1970s, one of the Company's former California-based PCB operating units, Aeroscientific Corp. ("Aero Anaheim"), disposed of certain quantities of waste at the Stringfellow hazardous waste disposal site in Riverside County, California, which was subsequently designated as a Superfund site by the U.S. Environmental Protections Agency ("EPA"). Aero Anaheim's waste accounted for less than three one-hundreds of one percent of the total waste deposited at this site. Aero Anaheim, which since 1991 has been an inactive, insolvent subsidiary of the Company, established a reserve of $120,000 as its share of the estimated environmental remediation costs based on its relative contribution to the total wastes disposed at this site. The EPA contends that site owners and operators and waste generators are jointly and severally liable under federal law.
Nonetheless, the Company believes that the final allocation of liability will generally be made based on relative contributions of waste. Furthermore, even if joint liability were to be imposed, the Company believes that the risk is remote that Aero Anaheim's ultimate liability in this matter would exceed its reserve, because the other generators of wastes disposed at the Stringfellow site include numerous companies with assets and equity significantly greater than Aero Anaheim. The Company believes that Aero Anaheim's reserve is adequate to cover future costs associated with this matter.

     The Company is aware of certain chemicals that exist in the ground at Aero Anaheim's previously leased facility in Anaheim. The Company, which was a guarantor of Aero Anaheim's facility lease, has notified the appropriate governmental agencies and is proceeding with remediation and investigative studies regarding soil and groundwater contamination. The installation of water and soil extraction wells was completed in August 1994. In May 1995, the Company retained an environmental engineering firm to begin the vapor extraction of pollutant from the soil and to perform quarterly groundwater monitoring. In April 1997, the Company ceased soil vapor extraction procedures at this site because the pollutant recovery rate had declined to and stabilized at a very low level at which vapor extraction is no longer a cost effective recovery technique. The property owner is currently conducting a soil gas study at the site which is expected to provide information as to the remaining contamination in the soil. It is not yet known whether further soil remediation work will be necessary. Investigative work to determine the full extent of potential groundwater pollution has not yet been completed. Consequently, a complete and accurate estimate of the full and potential costs cannot be determined at this time. The Company believes, however, that the resolution of these matters could require a significant cash outlay. Initial estimates from environmental engineering firms indicate that it could cost from $1,000,000 to $3,000,000 to fully clean up the site and could take as long as ten years to complete. The Company and Aero Anaheim entered into an agreement to share the costs of environmental remediation with the owner of the Anaheim property. Under this agreement, the Company is obligated to pay 80% of the site's total remediation costs up to $725,000 (i.e., up to the Company's $580,000 share) with any costs above $725,000 being shared equally between the Company and the property owner. Through June 30, 1997, the Company has paid $538,000 as its share of the remediation costs (including cash placed in an escrow account for payment of expenses). At June 30, 1997, the Company has a reserve of $564,000, which represents its estimated share of future remediation costs at this site. Based on consultation with the environmental engineering firms, management believes that the Company has made adequate provision for the liability based on probable loss. It is possible, however, that the future remediation costs at this site could differ significantly from the estimates, and may exceed the amount of the reserve.


     Employees

     At June 30, 1997, the Company had approximately 500 employees.


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

     The Northern Ireland properties are pledged as security for installment loans payable to the Industrial Development Board for Northern Ireland, from which the properties were purchased. These loans had an aggregate outstanding balance of approximately $1,300,000 at June 30, 1997.



Item 3.  Legal Proceedings

     On September 22, 1997, the Company commenced litigation against CEMI in the Superior Court of the State of California for Ventura County over CEMI's breach of a financing agreement entered into in May 1997. See
"Item 1. Business -- Recent Developments." The Company's complaint includes claims for breach of contract and fraud and seeks $5,000,000 in actual damages plus punitive damages. CEMI has not yet answered the complaint or made an appearance in the case.



                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The information set forth under the caption "Market and Dividend Information" in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 6.  Selected Financial Data

     The information set forth under the caption "Five-Year Financial Summary" in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

     Certain statements made in the MD&A, in the president's letter to stockholders which appears on page 1 of the Company's 1997 Annual Report to Stockholders, and elsewhere in the notes to consolidated financial statements included in such Annual Report to Stockholders, are forward-looking in nature and reflect the Company's forecasts, current expectations and anticipated future plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those forecast in the statements. Factors that might cause such differences would include, without limitation, the factors described as "Risk Factors" in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 16, 1997.

Item 8.  Financial Statements and Supplementary Data

     Reference is made to the financial statements later in this Report under Item 14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.



PART III

Item 10. Directors and Executive Officers of the Registrant

     This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Stockholders.


                                PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                           1997 Annual
                                                            Report to
                                                           Stockholders
                                                              ------
(a)(1) List of Financial Statements

List of data incorporated by reference:
  Report of KPMG Peat Marwick LLP on consolidated
   financial statements                                         12
  Consolidated balance sheets as of June 30, 1997
   and 1996                                                     13
  Consolidated statements of operations for the
   years ended June 30, 1997, 1996 and 1995                     15
  Consolidated statements of cash flows for the
   years ended June 30, 1997, 1996 and 1995                     16
  Consolidated statements of stockholders'
   equity (deficit) for the years ended June 30,
   1997, 1996 and 1995                                          17
  Notes to consolidated financial statements                    18

(a)(2)  Financial Statement Schedules

   The financial statement schedules are omitted because they are either not applicable or the information is included in the notes to consolidated financial statements.

                                                    Form 10-K
                                                     -------
(a)(3)   List of Exhibits:

         Exhibit Index                                  14

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)


(b) Reports on Form 8-K:

    On June 11, 1997, a Form 8-K was filed regarding a letter of intent entered into on May 29, 1997 with Century Electronics Manufacturing, Inc. providing for the merger of Century with and into a wholly-owned subsidiary of DDL.

    On June 12, 1997, a Form 8-K was filed regarding the sale of 2,000,000 shares of Common Stock to a group of private investors.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 8, 1997.

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


      Signature                      Title                      Date

/s/ Gregory L. Horton        Chief Executive Officer,      October 8, 1997
-----------------------       President and Chairman      ------------------
   Gregory L. Horton          of the Board


/s/ Richard K. Vitelle       Vice President-Finance and    October 8, 1997
-----------------------       Administration, Chief       ------------------
   Richard K. Vitelle         Financial Officer, Treasurer,
                              Secretary and Director


/s/ Karen B. Brenner         Director                      October 8, 1997
-----------------------                                   ------------------
   Karen B. Brenner


/s/ Melvin Foster            Director                      October 8, 1997
-----------------------                                   ------------------
   Melvin Foster


/s/ Charlene A. Gondek       Director                      October 8, 1997
-----------------------                                   ------------------
   Charlene A. Gondek


/s/ Thomas M. Wheeler       Director                       October 8, 1997
-----------------------                                   ------------------
   Thomas M. Wheeler


/s/ Robert G. Wilson         Director                      October 8, 1997
-----------------------                                   ------------------
   Robert G. Wilson

                               EXHIBIT INDEX


Exhibit
Number    Description
------    -----------

 2.1      Jolt Technology Inc. Acquisition Term Sheet dated June 30, 1997.

 2.2 Letter of intent dated as of May 29, 1997 between the Company and Century Electronics Manufacturing, Inc. concerning a possible merger (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 11, 1997).

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

 4.6 Series C Warrant Agreement dated as of July 1, 1995 between the Company and Fechtor, Detwiler & Co., Inc. covering 250,000 shares and expiring on June 30, 2000 (incorporated by reference to Exhibit 4-f of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

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

 4.10 Series D Warrant Agreement dated as of July 1, 1995 between the Company and Charles Linn Haslam covering 250,000 shares and expiring on June 30, 2000 (incorporated by reference to Exhibit 4-i of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.11 Form of Series E Warrant dated February 29, 1996 covering an aggregate 1,500,000 shares and expiring on February 28, 2001 (incorporated by reference to Exhibit 4-n of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

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

 4.15 Common Stock Purchase Agreement dated as of June 3, 1997 covering the sale of 2,000,000 shares of Common Stock to a group of private investors (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on June 12, 1997).

 4.16     Debt Term Sheet dated June 30, 1997 between the Company and Thomas
          M. Wheeler.

 4.16.1 Secured promissory note dated June 30, 1997 in the principal amount of $2 million between the Company and Thomas M. Wheeler.

 4.16.2 Collateral Security Stock Pledge Agreement dated June 30, 1997 between the Company and Thomas M. Wheeler.

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

 10.13 Business Financing Agreement dated August 21, 1996 between SMTEK, Inc. and Deutsche Financial Services Corporation (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

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

 21       Subsidiaries of the Registrant.*

 23       Consent of KPMG Peat Marwick, LLP.*

 27       Financial Data Schedule.*

 99       Undertaking for Form S-8 Registration Statement.*



        * These exhibits are incorporated by reference to the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 10, 1997.