Form 10-K/A
period 1997-06-30
DDL ELECTRONICS INC
filed 1997-10-24
CIK 26987

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported by the New York Stock Exchange on October 23, 1997 was $18,110,000. The registrant had 24,593,858 shares of Common Stock outstanding as of October 23, 1997.

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


RECENT DEVELOPMENTS

     On May 29, 1997, the Company signed a letter of intent (the "Letter of Intent") to merge with Century Electronics Manufacturing, Inc. ("CEMI"). Pursuant to the Letter of Intent, CEMI was to provide a loan up to $3.3 million to the Company by June 1, 1997 for retirement of the Company's 10% Senior Secured Notes in the aggregate principal amount of $5,300,000 (the "Senior Notes"). However, such financing was not made available by CEMI. As a result, on June 30, 1997 the Company obtained alternate financing which enabled it to repay its Senior Notes. On September 22, 1997, the Company filed a lawsuit against CEMI in California, alleging breach of contract and fraud and seeking $5,000,000 in actual damages plus punitive damages. On October 14, 1997, CEMI filed a lawsuit of its own against the Company in Massachusetts. Refer to Item 3 herein for a further description of these legal proceedings.

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

     On June 30, 1997, in order to raise the balance of the funds necessary to repay the Senior Notes, the Company borrowed $2 million from Thomas M. Wheeler, a private investor, under a promissory note bearing 8% interest. The note matures on February 1, 1999, and is secured by a pledge of the common stock of SMTEK. The Company agreed to give Mr. Wheeler two seats on its Board of Directors, which seats were filled by Mr. Wheeler and Charlene
A. Gondek. The Company also agreed to acquire all of the issued and outstanding shares of Jolt Technology, Inc. ("Jolt"), a privately-held electronics manufacturing company owned by Mr. Wheeler, Ms. Gondek and a third individual, for nine million shares of the Company's common stock. Upon consummation of the Jolt acquisition, the maturity date of the $2,000,000 note payable will be extended from February 1, 1999 to October 31, 1999.

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


FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHICAL AREA

     The Company is engaged in two lines of business -- electronic manufacturing services and PCB fabrication. Information with respect to these segments' sales, operating income, identifiable assets, depreciation and amortization, and capital expenditures for each of the last three fiscal years is set forth in Note 13 to the consolidated financial statements of the 1997 Annual Report to Stockholders. Such information is incorporated herein by reference and is made a part hereof.


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

    Since turnkey electronic contract manufacturing may be a substitute for all or some portion of a customer's captive EMS capability, continuous communication between the Company and the customer is critical. To facilitate such communication, the Company's EMS businesses maintain customer service departments whose personnel work closely with the customer throughout the assembly process. The Company's engineering and service personnel coordinate with the customer on the implementation of new and re-engineered products, thereby providing the customer with feedback on such issues as ease of assembly and anticipated production lead times.
Component procurement is commenced after component specifications are verified and approved sources are confirmed with the customer. Concurrently, assembly routing and procedures for conformance with the workmanship standards of IPC are defined and planned. Additionally, in-circuit test fixtures are designed and developed. In-circuit tests are normally performed on all assembled circuit boards for turnkey projects. Such tests verify that components have been properly inserted and meet certain functional standards and that electrical circuits are properly completed. In addition, under protocols specified by the customer, the Company performs customized functional tests designed to ensure that the board or assembly will perform its intended function. The Company's personnel monitor all stages of the assembly process in an effort to provide flexible and rapid responses to the customer's requirements, including changes in design, order size and delivery schedule.

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

    During fiscal 1997, the Company's EMS and PCB businesses served approximately 60 and 150 customers, respectively. The Company's five largest customers accounted for 47%, 37% and 21% of consolidated sales during fiscal years 1997, 1996 and 1995, respectively. In fiscal 1997 the Company's two largest customers accounted for approximately 18.4% and 16.5% of consolidated sales, respectively. While the loss of one of these customers could be material if not promptly replaced by a customer of similar size, it has been the Company's experience that even higher volume customers can be replaced on a timely basis with no material adverse effect on the Company. No other customer accounted for more than 10% of consolidated sales during 1997.


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


Item 3.  Legal Proceedings

     On May 29, 1997, the Company signed a letter of intent (the "Century Letter of Intent") to merge with Century Electronics Manufacturing, Inc. ("CEMI"). Pursuant to the Century Letter of Intent, CEMI was to provide a loan of up to $3.3 million to the Company by June 1, 1997 for retirement of the Company's 10% Senior Secured Notes in the aggregate principal amount of $5,300,000 (the "Senior Notes"). However, such financing was not made available by CEMI. As a result, on June 30, 1997 the Company obtained alternate financing which enabled it to repay its Senior Notes. On September 22, 1997, the Company filed a lawsuit against CEMI in the Superior Court of Ventura County, California, alleging breach of contract and fraud and seeking $5,000,000 in actual damages plus punitive damages. CEMI has not yet answered the Company's complaint or made an appearance in the case. On October 14, 1997, however, CEMI filed a lawsuit of its own against the Company in the Superior Court of Middlesex County, Massachusetts. In the Massachusetts action, CEMI asserts that the Company failed to provide collateral acceptable to CEMI to secure CEMI's loan and that the Company engaged in unfair and deceptive acts which deprived CEMI of the opportunity to merge with a publicly traded company. CEMI's lawsuit seeks $10,000,000 plus punitive damages. The Company believes CEMI's lawsuit is without merit and plans to contest CEMI's claims vigorously.
The Company's prosecution of the California action and its defense of the Massachusetts action are both subject to all of the risks, costs and uncertainties associated with litigation, including legal fees and expenses, disruption of executive schedules and focus, the possibility that the Company may be called upon to satisfy a judgment and the possibility that the Company will be unable to realize proceeds from any judgment that it may obtain.




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

     Certain statements made in the MD&A, in the president's letter to stockholders which appears on page 1 of the Company's 1997 Annual Report to Stockholders, and elsewhere in the notes to consolidated financial statements included in such Annual Report to Stockholders, are forward-looking in nature and reflect the Company's forecasts, current expectations and anticipated future plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those forecast in the statements. Factors that might cause such differences would include, without limitation, the factors described as "Risk Factors" in Amendment No. 1 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 24, 1997 (Registration No. 333-31349).

Item 8.  Financial Statements and Supplementary Data

     Reference is made to the financial statements later in this Report under Item 14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


PART III

Item 10. Directors and Executive Officers of the Registrant

     DIRECTORS AND EXECUTIVE OFFICERS

                            Principal occupation and            Year first
                         business experience including           elected a
      Name                 service on other boards         Age   Director
    --------            ------------------------------     ---   --------

Class I Directors to Continue in Office Until the 1997 Annual Meeting:

  Melvin Foster        Principal and attorney, Melvin       71      1995
                       Foster & Associates, Boston,
                       Massachusetts

  Robert G. Wilson     Director, Brandevor Enterprises,     53      1995
                       Ltd., Amusements International,
                       Ltd. and Stamford Resources, Ltd.

Class II Directors to Continue in Office Until the 1997 Annual Meeting:

  Charlene A. Gondek    Director, Jolt Technology, Inc.,    36      1997
                        a privately held electronic
                        manufacturing services company

  Gregory L. Horton     Chief Executive Officer,            41      1996
                        President and Chairman of the
                        Board of Directors, DDL
                        Electronics, Inc.

Class III Directors to Continue in Office Until the 1998 Annual Meeting:

  Karen Beth Brenner    President, Fortuna Advisors Inc.,   44      1996
                        an investment advisory firm;
                        director, Krug International Corp.
                        and Creative Bakeries, Inc.

  Richard K. Vitelle    Vice President-Finance and          44      1996
                        Administration, Chief Financial
                        Officer, Treasurer and Secretary,
                        DDL Electronics, Inc.

  Thomas M. Wheeler     President, TMW Enterprises,         70      1996
                        Inc., an investment holding
                        company

     Mr. Foster is a member of the Compensation Committee of the Board of Directors. He is an attorney and principal in Melvin Foster & Associates in Boston, Massachusetts.

     Mr. Wilson was appointed a Class I Director subsequent to the May 31, 1995 annual stockholders meeting. Mr. Wilson is a member of the Audit and Compensation Committees of the Board of Directors. He is also chief financial officer and a director of Brandevor Enterprises, Ltd., a Toronto Stock Exchange listed company, a director of Amusements International Ltd., an Alberta Stock Exchange listed company, and a director of Stamford Resources, Ltd., a Canadian public company.

     Ms. Gondek was appointed a Class II Director on June 30, 1997, and serves as a member of the Compensation Committee of the Board of Directors. Ms. Gondek is a director and shareholder of Jolt Technology, Inc. and served as president of this privately held company from 1992 to 1996.
Refer to "Certain Relationships and Related Transactions" for additional information concerning Jolt Technology, Inc.

     Mr. Horton became the Company's President and Chief Executive Officer in January 1996, following the Company's acquisition of SMTEK, Inc. He was appointed a Class II Director in February 1996, and was appointed Chairman of the Board in July 1997. He has also served as the President and Chief Executive Officer of SMTEK, Inc. since 1986.

     Ms. Brenner was appointed a Class III Director of the Company in July 1996, and serves as a member of the Audit Committee and Compensation Committee. Since January 1996 she has served as president of Fortuna Advisors, Inc., the successor to Karen Beth Brenner, Registered Investment Advisor, a sole proprietorship which she operated from 1984 to 1995. Ms. Brenner is also a director of Krug International Corp. and Creative Bakeries, Inc., both Nasdaq-traded companies.

     Mr. Vitelle was appointed Vice President, Chief Financial Officer and Treasurer in January 1996, and was elected a Class III Director in July 1996. From 1993 to 1996, Mr. Vitelle served as Chief Financial Officer of InVitro International, a publicly held company engaged in the development and marketing of in vitro diagnostic testing systems. From 1992 to 1993, he served as Chief Financial Officer of Chapin Medical Company, a privately held distributor of critical care pharmaceutical products. From 1986 to 1992, Mr. Vitelle served as Corporate Controller of DDL Electronics, Inc. Mr. Vitelle is a certified public accountant.

     Mr. Wheeler was appointed a Class III Director on June 30, 1997, and serves as a member of the Audit Committee and Compensation Committee. From 1970 until 1995, Mr. Wheeler was the founder, chairman of the board and sole stockholder of Electro-Wire Products, Inc., a manufacturer of automotive electrical power distribution systems. Since 1995, Mr. Wheeler has been president of TMW Enterprises, Inc., a private investment holding company. Since 1992, he has also been a director and shareholder of Jolt Technology, Inc. Refer to "Certain Relationships and Related Transactions" for additional information concerning Jolt Technology, Inc.

     Bernee Strom, who was elected a Class II Director in May 1995, resigned from the Board of Directors effective June 30, 1997.



     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, the directors and executive officers of the Company and persons who own more than 10% of the Company's Common Stock ("statutory insiders") are required to file reports of their ownership of the Company's Common Stock on Form 3 and any subsequent changes in that ownership on Form 4 or Form 5 with the Securities and Exchange Commission and the New York Stock Exchange.

    To the Company's knowledge, based solely upon its review of the copies of such reports required to be furnished to the Company during or with respect to the fiscal year ended June 30, 1997, the Company believes that all Section 16(a) filing requirements applicable to its statutory insiders during or for such fiscal year were satisfied.


Item 11. Executive Compensation


     EXECUTIVE COMPENSATION TABLE

     The following table sets forth the cash compensation paid or accrued by the Company, as well as certain other compensation, for its fiscal years ended June 30, 1997, 1996 and 1995 to each of the Company's executive officers whose compensation exceeded $100,000 for the fiscal year ended June 30, 1997:

                                                                 Long-Term
       Name and                       Annual Compensation       Compensation
      Principal                   --------------------------      Awards:
      Positions (1)        Year   Salary(2)  Bonus     Other      Options (#)
    --------------         ----   ------     -----     -----       -------
Gregory S. Horton          1997  $150,000   $97,000      (3)       100,000
 Chairman, President and   1996    69,000    24,000      (3)       400,000
 Chief Executive Officer   1995       -0-       -0-                    -0-

Richard K. Vitelle         1997  $123,000   $37,000      (3)       200,000
 VP Finance & Admin.,      1996    50,000       -0-      (3)       185,000
 CFO and Secretary         1995       -0-       -0-                    -0-


(1) Mr. Horton joined the Company as Chief Executive Officer and President on January 12, 1996. Mr. Vitelle joined the Company as Vice President-Finance and Administration and Chief Financial Officer on January 25, 1996.

(2) Amounts shown include compensation earned and received by each named executive officer, as well as amounts earned but not paid until after the end of the fiscal years indicated.

(3) Total perquisites did not exceed the lesser of $50,000 or 10% of the executive's salary and bonus.



     OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 1997

     The following table sets forth information concerning options granted to each of the named executive officers during fiscal 1997:
                                                              Potential Realizable
                             % of Total                         Value at Assumed
                               Options                        Annual Rates of Stock
                             Granted to  Exercise               Price Appreciation
                              Employees   or Base                for Option Term
                    Options   in Fiscal   Price    Expiration    ---------------
     Name           Granted      Year     ($/Sh.)     Date        5%        10%
   --------         -------      ----      ----       ----       ----       ----
Gregory L. Horton   100,000       5.8%     $1.00    04/01/07    $ 63,000   $159,000

Richard K. Vitelle  200,000      11.5%     $1.25    09/12/06    $157,000   $398,000


     AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END
      OPTION VALUES

     The following table sets forth information concerning options held by each of the named executive officers as of June 30, 1997:

                                             Number of
                                             Securities         Value of
                                             Underlying        Unexercised
                                            Unexercised        In-the-Money
                                             Options at         Options at
                     Shares                Fiscal Year-End    Fiscal Year-End
                   Acquired on   Value     Exercisable/       Exercisable/
        Name        Exercise    Realized   Unexercisable(1)   Unexercisable(2)
       ------       --------    --------   -------------      -------------
Gregory S. Horton        -0-        -0-   130,000/370,000     $ 6,000/$   -0-

Richard K. Vitelle       -0-        -0-   111,666/273,334     $  -0- /$   -0-


(1) All options listed in the table are exercisable at option prices equal to fair market value on the date of grant.

(2) The value of unexercised in-the-money options is based upon the fair market value for the common stock on June 30, 1997 of $1.06 per share less the applicable option exercise price.

     TEN-YEAR OPTION REPRICINGS

                           Number of                   Exercise            Length of
                          Securities    Market Price   Price at             Original
                          Underlying    of Stock at    Time of             Option Term
                             Options      Time of      Repricing   New     Remaining
                           Repriced or   Repricing or     or     Exercise  at Date of
                             Amended      Amendment    Amendment   Price   Repricing or
     Name             Date     (#)          ($)           ($)       ($)      Amendment
    ------           ------  -------       ------       ------     ------     ------
Gregory L. Horton  10/03/96  310,000        1.25         1.75      1.25    9 yrs 9 mos

Richard K. Vitelle 09/12/96   85,000        1.25         1.63      1.25    9 yrs 8 mos
                   09/12/96  100,000        1.25         1.75      1.25    9 yrs 9 mos

     EMPLOYMENT AGREEMENTS AND EXECUTIVE SEVERANCE ARRANGEMENTS

     On January 12, 1996, Gregory L. Horton was appointed President and Chief Executive Officer of the Company pursuant to an employment agreement dated October 16, 1995. Mr. Horton's employment agreement provides for a base salary of $150,000, subject to annual reviews of the Compensation Committee, and annual bonus compensation ranging up to 200% of his base salary. Such bonus compensation is to be based in part on increases in the Company's revenues and profits and upon the achievement of other objectives and criteria as the Board may establish. Mr. Horton's employment is "at will." Should he voluntarily resign or be terminated for cause, Mr. Horton will not be entitled to severance pay. He is entitled to 20 months' base salary if he is terminated without cause. In May 1997, the Compensation Committee awarded Mr. Horton a cash bonus of $60,000 for the period from January 1996 to March 1997, and a cash bonus of 30% of his base salary for the period from April 1997 to March 1998. The Compensation Committee also approved a special cash incentive payment to Mr. Horton of $50,000 which he became entitled to receive when the Company repaid its 10% Senior Secured Notes in the aggregate amount of $5.3 million on June 30, 1997.

     Effective January 25, 1996, Richard K. Vitelle was appointed Vice President-Finance and Administration, Treasurer and Chief Financial Officer pursuant to an employment agreement with the Company. Mr. Vitelle's employment agreement was renegotiated in September 1996 to provide for a base annual salary of $125,000 and for a fiscal 1997 cash bonus of 30% of such base salary. Pursuant to the September 1996 employment agreement, Mr. Vitelle was granted a stock option covering 200,000 shares at $1.25 per share, which was the fair market value on the grant date. Mr. Vitelle's employment is "at will". If his employment is terminated by the Company for cause, then he is not entitled to severance pay. However, he is entitled to 12 months' base salary and benefits as severance if he is terminated by the Company without cause, or if he is terminated as the result of a change in control of the Company. In addition, if the principal place of Mr. Vitelle's employment is relocated to any site beyond the 35-mile radius of the Company's present headquarters, then he may resign at any time within the following 12 months, whereupon he will be entitled to 12 months' severance payments and benefits.

     DIRECTOR COMPENSATION

     Directors do not receive cash compensation for their services on the Company's Board of Directors except for reimbursement of travel expenses.

     Pursuant to the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"), annually on July 1 each non-employee director is automatically granted, without further action by the Board, a stock option to purchase 30,000 shares of the Company's Common Stock. The exercise price per share of all options granted under the Director Plan is equal to 100% of the fair market value of the Common Stock at the time of grant. Under the terms of the Directors Plan, each option granted becomes exercisable six months after the grant date. Each option grant has a ten-year term. In July 1996 options covering a total of 120,000 shares were granted to four non-employee directors at an option price of $1.63 per share, and in July 1997 options covering a total of 150,000 shares were granted to five non-employee directors at an option price of $1.06 per share.


     REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors (the "Committee") administers the Company's executive compensation programs and reviews and approves salaries of the executive officers named in the Executive Compensation Table. The Committee is also responsible for administering the Company's stock option plans (except for the non-discretionary 1996 Non-Employee Directors Stock Option Plan) and making incentive awards. The Company's executive compensation programs are designed to:

     - provide competitive levels of base compensation in order to attract, retain and motivate high quality employees;

     - tie individual total compensation to individual performance and the success of the Company; and

     - align the interests of the Company's executive officers with those of its stockholders.

     Base Salary. Base salary is targeted to be moderate yet competitive in relation to salaries commanded by those in similar positions in comparable companies. The Committee reviews management's recommendations for executives' salaries and examines survey data for executives with similar responsibilities in comparable companies to the extent such data is available. Individual salary determinations are based on experience, achievement of goals and objectives, sustained performance and comparison to peer level positions outside the Company.

     Incentive Compensation Program. Incentive compensation for the Company's executive officers is designed to reward such individuals for their contributions to corporate and individual objectives. In addition, the Company's three operating units maintain profit sharing plans under which operating unit managers and other key employees receive incentive cash compensation based on the performance and pre-tax profits of those operations. The Company's executive officers named above do not participate in these operating unit profit sharing plans.

     Stock Options. The Committee administers the Company's 1993 and 1996 Stock Incentive Plans, which are designed to align the interests of management and other key employees with those of the Company's stockholders. The number of stock options granted is related to the recipient's base compensation, level of responsibility and accomplishments. All options have been granted with an option exercise price equal to the fair market value of the Company's common stock on the date of grant. The tables above set forth information concerning options granted to named executives during fiscal 1997.

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

     Repricing of Stock Options. In September 1996, in connection with the renegotiation of Richard Vitelle's employment agreement, and in order to retain the services of this key employee, the Compensation Committee lowered the exercise price for 185,000 options held by Mr. Vitelle to $1.25, which options were originally granted in May and June 1996 at exercise prices ranging from $1.63 to $1.75. The new exercise price was equal to the fair market value on the date of repricing.

     In October 1996, in order to retain the services of other key employees of the Company, the Compensation Committee lowered the exercise price of 669,000 stock options held by 25 employees from $1.75 to $1.25, the fair market value on the date of repricing. These repriced options included 310,000 options held by Gregory Horton.

     Compensation of Chief Executive Officer. Gregory L. Horton was appointed President and Chief Executive Officer of the Company in January 1996. Mr. Horton's cash compensation was negotiated with the Board and is described above under the caption "Employment Agreements and Executive Severance Arrangements." In May 1996, Mr. Horton was granted a stock option for 90,000 shares. These options are exercisable at $1.625, the fair market value on the grant date. The shares covered by this option become exercisable in three equal installments on January 12, 1997 and on the next two anniversaries thereof. In June 1996, as an additional incentive to Mr. Horton and in order to further align his interests directly with the interests of the stockholders, Mr. Horton was granted a stock option under the Company's 1996 Stock Incentive Plan covering 310,000 shares at an exercise price of $1.75 per share, which become exercisable in equal installments on the three anniversaries of the grant date. As indicated above, the exercise price of these options was lowered to $1.25 in October 1996. In April 1997, Mr. Horton was granted a stock option for 100,000 shares which are exercisable in full from the grant date at a price of $1.00 per share, the fair market value on the date of grant. The number of shares underlying Mr. Horton's options may change pursuant to certain anti-dilution provisions of the option agreements.


           Submitted by the Compensation Committee:
              Karen Beth Brenner, Melvin Foster,
            Charlene A. Gondek, Thomas M. Wheeler
                    and Robert G. Wilson


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Wilson was appointed to the Compensation Committee in June 1995. Ms. Brenner and Mr. Foster were appointed to the Compensation Committee in July 1996. Ms. Gondek and Mr. Wheeler were appointed to the Compensation Committee effective June 30, 1997. None of these individuals were officers or employees of the Company during fiscal 1997. Mr. Wilson served as Interim Vice President of the Company from June 1995 until January 1996. There are no interlocks between the Company and other entities involving the Company's executive officers and directors who serve as executive officers or directors of other entities.

     STOCK PERFORMANCE GRAPH

     The following performance table compares the cumulative total return for the period from June 30, 1992 through June 30, 1997, from an investment of $100 in (i) the Company's Common Stock, (ii) the Dow Jones Industrials as a group, and (iii) the Dow Jones Computer Index group of companies (the Company's peer group). For each group an initial investment of $100 is assumed on June 30, 1992. The total return calculation assumes reinvestment of all dividends for the indices. The Company did not pay dividends on its Common Stock during the time frame set forth below.




                  (stock performance graph - omitted)




     The data points depicted on the graph are as follows:

                  Dow Jones
                  Industrial    Dow Jones        DDL
        Date       Average   Computer Index  Electronics
      -------       -------       ------        ------
      06/30/92       100.00       100.00        100.00
      06/30/93       105.95        75.48        150.00
      06/30/94       109.23        76.54         75.00
      06/30/95       137.29       132.01        108.33
      06/30/96       170.40       148.95        133.33
      06/30/97       231.66       230.88         75.00



Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of October 10, 1997 except as otherwise indicated, the number of shares and percentage of outstanding Common Stock known by the Company to be beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) each named executive officer and (iv) all executive officers and directors of the Company as a group. Unless otherwise noted, shares are held with sole voting and investment power. Stockholdings include, where applicable, shares held by the spouses and minor children, including shares held in trust.

                                     Shares of Common Stock
Name and Address of                  ----------------------
  Beneficial Owner*               Number         Percent of Class
  ----------------               --------        ----------------
Fortuna Investment
 Partners, L.P.                  900,230 (1)(2)           3.7%
  100 Wilshire Blvd.,
  15th Floor
  Santa Monica, CA 90401

Ronald J. Vannuki                153,500 (1)(3)            **
  100 Wilshire Blvd.,
  15th Floor
  Santa Monica, CA 90401

Richard Fechtor                  578,550 (1)(4)           2.4%
  17 Emily Road
  Framington, MA 01701

Fortuna Advisors, Inc.           968,638 (1)(5)           3.9%
  1300 Bristol St. #230
  Newport Beach, CA 92658

Karen Beth Brenner               132,400 (1)(6)(8)         **
  P.O. Box 9109
  Newport Beach, CA 92658

Joseph Vannuki                    64,409 (1)(7)            **
  100 Wilshire Blvd.,
  15th Floor
  Santa Monica, CA 90401

Melvin Foster                    279,500 (8)              1.1%

Charlene A. Gondek                   -0- (9)               --

Gregory L. Horton              1,058,333 (10)             4.3%

Richard K. Vitelle               166,666 (11)              **

Thomas M. Wheeler                    -0- (9)               --

Robert G. Wilson                 557,727 (8)              2.3%

Directors and
 Executive Officers
 as a Group (7 persons)        2,194,626 (12)             8.7%


* Unless otherwise noted, the persons listed can be contacted at DDL Electronics, Inc., 2151 Anchor Court, Newbury Park, CA 91320.

**    Represents less than 1% of the outstanding shares.

(1) This information is based upon a Schedule 13D dated October 18, 1996, filed with the Securities and Exchange Commission, and upon information subsequently provided to the Company. Such Schedule 13D states that the beneficial owner is a member of a "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), comprised of Fortuna Investment Partners, L.P., a California limited partnership; Fortuna Capital Management, Inc., general partner and discretionary investment advisor of Fortuna Investment Partners, L.P.; Ronald J. Vannuki as sole shareholder and president of Fortuna Capital Management, Inc.; Richard Fechtor as an individual; Fortuna Advisors, Inc., an investment management and advisory firm; Karen Beth Brenner with respect to shares of common stock held or beneficially owned by her and as sole shareholder and president of Fortuna Advisors, Inc.; and Joseph Vannuki as an individual. The members of this group are beneficial owners of 2,797,727 shares of the Company (11.2%) in the aggregate.

(2) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has shared voting and dispositive power as to all 900,230 shares. Amount includes 39,530 shares underlying the Company's 8-1/2% convertible subordinated debentures. Mr. Vannuki is the managing director of the general partner of this limited partnership.

(3) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has sole voting power and dispositive power as to 3,500 shares. Amount includes 150,000 shares underlying the Company's Series C common stock purchase warrants.

(4) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has sole voting and dispositive power as to all 578,550 shares.

(5) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has no voting power and shared dispositive power as to 922,143 shares. Amount includes 46,495 shares underlying the Company's 8-1/2% convertible subordinated debentures.

(6) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has sole voting and dispositive power as to 27,400 shares.

(7) The Schedule 13D filed by the beneficial owner indicates that the beneficial owner has sole voting and dispositive power as to 62,150 shares. Amount includes 2,259 shares underlying the Company's 8-1/2% convertible subordinated debentures.

(8) Amount includes 30,000 shares underlying exercisable options and 75,000 shares underlying exercisable warrants.

(9) On June 30, 1997, the Company agreed to acquire Jolt Technology, Inc. ("Jolt"), a privately held company, for nine million shares of DDL common stock, subject to the approval of the Company's stockholders. Ms. Gondek and Mr. Wheeler, who are shareholders of Jolt, will receive 1.8 million and 6.3 million shares of DDL common stock, respectively, upon consummation of this transaction.

(10) Includes options for 133,333 shares that are or will be exercisable within 60 days of October 10, 1997.

(11) Includes options for 161,666 shares that are or will be exercisable within 60 days of October 10, 1997.

(12) Includes options for 384,999 shares that are or will be exercisable within 60 days of October 10, 1997.


Item 13. Certain Relationships and Related Transactions

     On June 30, 1997, the Company borrowed $2 million from Thomas M. Wheeler, a private investor, under a note payable bearing 8% interest. The note matures on February 1, 1999, and is secured by a pledge of the common stock of SMTEK. The Company agreed to give Mr. Wheeler two seats on its Board of Directors, which seats were filled by Mr. Wheeler and Charlene A. Gondek. As a condition to obtaining the $2 million loan from Mr. Wheeler, the Company also agreed to acquire all of the issued and outstanding shares of Jolt Technology, Inc. ("Jolt"), a privately-held electronics manufacturing company owned by Mr. Wheeler, Ms. Gondek and a third individual, for nine million shares of the Company's common stock. The acquisition of Jolt is subject to negotiating a definitive merger agreement, obtaining a fairness opinion, and obtaining approval of the Company's stockholders. Upon consummation of the Jolt acquisition, the maturity date of the $2,000,000 note payable will be extended from February 1, 1999 to October 31, 1999.





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

                                                    Form 10-K
                                                     -------
(a)(3)   List of Exhibits:

         Exhibit Index                                  24


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




                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 1997.

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


      Signature                      Title                      Date

/s/ Gregory L. Horton        Chief Executive Officer,      October 23, 1997
-----------------------       President and Chairman      ------------------
   Gregory L. Horton          of the Board


/s/ Richard K. Vitelle       Vice President-Finance and    October 23, 1997
-----------------------       Administration, Chief       ------------------
   Richard K. Vitelle         Financial Officer, Treasurer,
                              Secretary and Director


/s/ Karen B. Brenner         Director                      October 23, 1997
-----------------------                                   ------------------
   Karen B. Brenner


                             Director                      October 23, 1997
-----------------------                                   ------------------
   Melvin Foster

                             Director                      October 23, 1997
-----------------------                                   ------------------
   Charlene A. Gondek


/s/ Thomas M. Wheeler        Director                      October 23, 1997
-----------------------                                   ------------------
   Thomas M. Wheeler


                             Director                      October 23, 1997
-----------------------                                   ------------------
   Robert G. Wilson

                               EXHIBIT INDEX


Exhibit
Number    Description
------    -----------

 2.1 Jolt Technology Inc. Acquisition Term Sheet dated June 30, 1997 (incorporated by reference to Exhibit 2.1 filed with the Company's 1997 Annual Report on Form 10-K).

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

 4.16     Debt Term Sheet dated June 30, 1997 between the Company and Thomas
          M. Wheeler (incorporated by reference to Exhibit 4.16 filed with the Company's 1997 Annual Report on Form 10-K).

 4.16.1 Secured promissory note dated June 30, 1997 in the principal amount of $2 million between the Company and Thomas M. Wheeler
          (incorporated by reference to Exhibit 4.16.1 filed with the Company's 1997 Annual Report on Form 10-K).

 4.16.2 Collateral Security Stock Pledge Agreement dated June 30, 1997 between the Company and Thomas M. Wheeler (incorporated by reference to Exhibit 4.16.2 filed with the Company's 1997 Annual Report on Form 10-K).

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

 21       Subsidiaries of the Registrant.*

 23       Consent of KPMG Peat Marwick, LLP.*

 27       Financial Data Schedule.*

 99       Undertaking for Form S-8 Registration Statement.*



        * These exhibits are incorporated by reference to the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 10, 1997.
2



12