Form 10-Q
period 1997-09-30
DDL ELECTRONICS INC
filed 1997-11-17
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10-Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  SEPTEMBER 30, 1997

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

Yes [X]  No [ ]



The registrant had 24,593,858 shares of Common Stock outstanding as of November 14, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (Unaudited, except June 30, 1997)


                                   September 30,       June 30,
                                       1997              1997
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $    563,000     $  4,718,000
  Accounts receivable, net           7,910,000        9,198,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             3,568,000        3,161,000
  Inventories, net                   3,502,000        3,211,000
  Prepaid expenses                     255,000          132,000
                                    ----------       ----------

     Total current assets           15,798,000       20,420,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         5,909,000        6,037,000
  Plant equipment                   14,671,000       14,962,000
  Office and other equipment         2,010,000        1,952,000
                                    ----------       ----------

                                    22,590,000       22,951,000
Less: Accumulated depreciation
 and amortization                  (16,092,000)     (16,161,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,498,000        6,790,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      4,379,000        4,439,000
  Deposits and other assets            233,000          231,000
                                    ----------      -----------

                                     4,612,000        4,670,000
                                    ----------      -----------

                                  $ 26,908,000     $ 31,880,000
                                    ==========      ===========

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)
                       (Unaudited, except June 30, 1997)


                                   September 30,       June 30,
                                       1997              1997
                                      ------            ------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable     $ 2,663,000    $  1,378,000
  Current portion of
   long-term debt                      820,000       4,167,000
  Accounts payable                   6,663,000       9,084,000
  Accrued payroll and
   employee benefits                   943,000       1,145,000
  Other accrued liabilities          2,103,000       2,321,000
                                    ----------      ----------

     Total current liabilities      13,192,000      18,095,000
                                    ----------      ----------
Long-term debt:
  7% Convertible Subordinated
   Debentures, less current
   portion                             398,000         398,000
  8-1/2% Convertible
   Subordinated Debentures           1,580,000       1,580,000
  Notes payable, capitalized
   lease obligations and
   other long-term debt,
   less current portion              5,629,000       5,842,000
                                    ----------      ----------

     Total long-term debt            7,607,000       7,820,000
                                    ----------      ----------

Stockholders' equity:
  Common stock                         246,000         246,000
  Additional paid-in capital         6,527,000       6,410,000
  Retained earnings since
   June 27, 1997                       129,000           -
  Foreign currency translation
   adjustment                         (793,000)       (691,000)
                                    ----------      ----------

     Total stockholders' equity      6,109,000       5,965,000
                                    ----------      ----------

                                  $ 26,908,000    $ 31,880,000
                                    ==========      ==========






                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                        Three Months Ended
                                           September 30,
                                      -----------------------
                                       1997             1996
                                      ------           ------

Sales                              $12,605,000      $ 9,895,000

Cost of goods sold                  10,777,000        8,799,000
                                    ----------        ---------
Gross profit                         1,828,000        1,096,000
                                    ----------        ---------
Operating expenses:
  Administrative and selling         1,312,000        1,141,000
  Goodwill amortization                 60,000          317,000
                                    ----------        ---------
                                     1,372,000        1,458,000
                                    ----------        ---------

Operating income (loss)                456,000         (362,000)
                                    ----------        ---------
Non-operating income (expense):
  Interest income                       13,000           24,000
  Interest expense                    (226,000)        (268,000)
  Debt issue cost amortization           -             (124,000)
  Other income (expense) net            (7,000)           5,000
                                    ----------        ---------
                                      (220,000)        (363,000)
                                    ----------        ---------

Income (loss) before taxes             236,000         (725,000)

Provision for income taxes            (107,000)           -
                                    ----------        ---------

Net income (loss)                  $   129,000      $  (725,000)
                                    ==========        =========



Earnings (loss) per share              $   .01          $  (.03)
                                          ====             ====
Shares used in computing
 earnings per share                 24,723,854       23,017,458
                                    ==========       ==========








                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Three Months Ended
                                                     September 30,
                                               -----------------------
                                                1997             1996
                                               ------           ------
Cash flows from operating activities:
  Net income (loss)                         $  129,000        $ (725,000)
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
    Depreciation and amortization              457,000           755,000
    Utilization of pre quasi-
     reorganization tax benefits               107,000             -
    Net increase in operating
     working capital                        (2,562,000)       (2,099,000)
    Increase in deposits and
     other assets                               (2,000)           (2,000)
    Benefit of non-capital grants                 -              (58,000)
    Other                                       20,000            23,000
                                             ---------         ---------
Net cash used by operating activities       (1,851,000)       (2,106,000)
                                             ---------         ---------
Cash flows from investing activities:
  Capital expenditures                        (189,000)          (84,000)
  Proceeds from sale of assets                  19,000             -
                                             ---------         ---------
Net cash used by investing activities         (170,000)          (84,000)
                                             ---------         ---------
Cash flows from financing activities:
  Proceeds from bank lines of credit         1,295,000           946,000
  Proceeds from long-term debt               2,000,000             -
  Payments of long-term debt                (5,553,000)         (199,000)
  Proceeds from foreign government grants      122,000           251,000
                                             ---------         ---------
Net cash provided by (used in) financing
  activities                                (2,136,000)          998,000
                                             ---------         ---------

Effect of exchange rate changes on cash          2,000             6,000
                                             ---------         ---------
Decrease in cash and cash equivalents       (4,155,000)       (1,186,000)

Cash and cash equivalents at
 beginning of period                         4,718,000         2,519,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $  563,000        $1,333,000
                                             =========         =========






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

The accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1997), include the accounts of DDL Electronics, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1997 and its results of operations and cash flows for the three months ended September 30, 1997 and 1996.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1997 fell on June 27, 1997. In the accompanying interim consolidated financial statements, the 1997 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on October 3, 1997 and September 27, 1996. The fiscal 1997 quarter consisted of 14 weeks compared to 13 weeks in the first quarter of fiscal 1996.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report to Stockholders as filed with the Securities and Exchange Commission on October 10, 1997.

Certain reclassifications have been made to the interim fiscal 1997 financial statements to conform with the fiscal 1998 financial statement presentation. Such reclassifications had no effect on the Company's results of operations or stockholders' equity.


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


Note 3 - Goodwill

During the quarter ended September 30, 1997, the Company revised its goodwill amortization period from 5 years to 20 years. This action was taken after the Company conducted a study which indicated that 5 years significantly underestimates the period of benefit that will be realized from the SMTEK acquisition. This change in accounting estimate, which was applied prospectively, had the effect of increasing net income for the quarter ended September 30, 1997 by $257,000, or $.01 per share.


Note 4 - ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:


                                     September 30,    June 30,
                                         1997           1997
                                         ----           ----
    Trade receivables                 $7,708,000     $8,810,000
    Other receivables                    383,000        546,000
    Less allowance for doubtful
     accounts                           (181,000)      (158,000)
                                       ---------      ---------
                                      $7,910,000     $9,198,000
                                       =========      =========

Note 5 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                     September 30,    June 30,
                                         1997           1997
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $25,041,000    $20,455,000
  Estimated earnings                   2,695,000      2,714,000
                                      ----------     ----------
                                      27,736,000     23,169,000
  Less:  Billings to date            (24,168,000)   (20,008,000)
                                      ----------     ----------
                                     $ 3,568,000    $ 3,161,000
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date.


Note 6 - INVENTORIES

Inventories consist of the following:

                                     September 30,    June 30,
                                         1997           1997
                                         ----           ----
  Raw materials                       $3,026,000     $2,889,000
  Work in process                        659,000        654,000
  Finished goods                         309,000        160,000
  Less reserves                         (492,000)      (492,000)
                                       ---------      ---------
                                      $3,502,000     $3,211,000
                                       =========      =========


Note 7 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                     September 30,    June 30,
                                         1997           1997
                                         ----           ----
  Environmental liabilities           $  674,000     $  684,000
  Accrued taxes payable                  794,000        794,000
  Other                                  635,000        843,000
                                       ---------      ---------
                                      $2,103,000     $2,321,000
                                       =========      =========

Note 8 - FINANCING ARRANGEMENTS AND ACQUISITION COMMITMENT

The Company has an accounts receivable-based working capital bank line of credit for SMTEK, its U.S. EMS operation, which provides for borrowings of up to $2,500,000 at an interest rate of prime plus 1.25%. At September 30, 1997, borrowings outstanding under this credit facility amounted to $1,351,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $4,860,000), and provides for interest on borrowings at 1.50% over the bank's base rate. At September 30, 1997, borrowings outstanding under this credit facility amounted to $1,312,000.

On June 30, 1997 (which is subsequent to the year ended June 27, 1997), the Company repaid its 10% Senior Notes due July 1, 1997 in the amount of $5,300,000 plus accrued interest of $43,000. Of the funds used to repay the 10% Senior Notes, $2,000,000 was borrowed from a private investor (the "Investor") on June 30, 1997 under an 8% note payable due February 1, 1999 which is secured by the common stock of SMTEK.

Following is pro forma information for certain consolidated balance sheet line items presented as if the issuance of the $2,000,000 note payable and repayment of the 10% Senior Notes had occurred on June 27, 1997:


                                                 June 27, 1997
                                          ---------------------------
                                          As Reported      Pro forma
                                          -----------     -----------
Assets:
  Cash and cash equivalents               $4,718,000      $1,375,000

Liabilities:
  Current portion of long-term debt       $4,167,000      $  867,000
  Other accrued liabilities               $2,321,000      $2,278,000


Concurrent with issuing the $2,000,000 note payable on June 30, 1997, the Company agreed to acquire all of the issued and outstanding shares of Jolt Technology, Inc.("Jolt"), a privately-held electronic manufacturing services company controlled by the Investor, for nine million shares of the Company's common stock. The acquisition of Jolt is subject to executing a definitive agreement, obtaining a fairness opinion on the transaction, and obtaining the approval of the Company's stockholders. Upon consummation of the Jolt acquisition, the maturity date of the $2,000,000 note payable will be extended from February 1, 1999 to October 31, 1999.

Note 9 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:
                                         Three months ended
                                            September 30,
                                       ---------------------
                                        1997           1996
                                       ------         ------
Interest paid                        $ 244,000      $ 276,000
                                       =======        =======



"Net increase in operating working capital" is comprised of the following:

                                         Three months ended
                                            September 30,
                                       ---------------------
                                        1997           1996
                                       ------         ------
(Increase) decrease in
  accounts receivable              $ 1,024,000    $ (1,168,000)
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts             (407,000)       (556,000)
(Increase) decrease in
  inventories                         (369,000)        616,000
(Increase) decrease in
  prepaid expenses                    (125,000)          3,000
Decrease in accounts payable        (2,285,000)       (728,000)
Decrease in accrued payroll
 and employee benefits                (186,000)       (157,000)
Decrease in other liabilities         (214,000)       (109,000)
                                     ---------       ---------
Net increase in operating
 working capital                   $(2,562,000)    $(2,099,000)
                                     =========       =========




Following is the supplemental schedule of non-cash investing and financing activities:
                                         Three months ended
                                            September 30,
                                       ---------------------
                                        1997           1996
                                       ------         ------
Capital expenditures financed by
 lease obligations                  $   36,000      $  395,000

Conversion of debt to equity        $   10,000      $   76,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made below are forward-looking in nature and reflect the Company's current expectations and plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company. Meaningful factors that might cause such differences include, but are not limited to, significant historical losses, limited capital resources and a continuing need for financing, dependence on key personnel, concentration of revenues among major customers, historical dependence on government business on the part of the Company's U.S. operating unit and a recent shift into commercial business, industry conditions, competition, environmental matters, dependence on suppliers and other factors as discussed in the Company's Securities and Exchange Commission filings, including other factors described as "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-31349).

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

QUASI-REORGANIZATION

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

RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending on the Friday closest to June
30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as September 30 for clarity of presentation. The actual periods ended on October 3, 1997 and September 27, 1996. The fiscal 1997 quarter consisted of 14 weeks compared to 13 weeks in the first quarter of fiscal 1996.

Consolidated sales for the quarter ended September 30, 1997 were $12,605,000, compared to $9,895,000 for the first quarter of last year. The additional week of production in the latest quarter was a contributing factor to the increase in sales. Sales for the Company's EMS operations increased $2,544,000 in the latest quarter compared to the first quarter of last year. Sales to new customers as well as increased sales to existing customers contributed to the sales growth of the EMS operations. For the three months ended September 30, 1997, sales of the PCB operations increased approximately 9% over sales for the first quarter of the prior year.

Consolidated gross profit for the latest quarter was $1,828,000, compared to $1,096,000 for the three months ended September 30, 1996. Gross profit of the EMS operations was $1,425,000 for the first quarter of fiscal 1998, compared to $822,000 for the prior year first quarter, which accounted for $603,000 of the overall increase. The higher sales volume of the EMS operations, increased productivity, and lower material prices contributed to the increase in EMS gross profit. For the three months ended September 30, 1997, gross profit from PCB operations increased approximately 51% over gross profit for the first quarter of the prior year. This improvement is attributable primarily to material price reductions and processing cost savings. The Company's consolidated gross profit margin increased from 11.1% in the three months ended September 30, 1996 to 14.5% in the latest quarter as a result of the aforementioned factors.

Administrative and selling expenses for the three months ended September 30, 1997 were $1,312,000, compared to $1,141,000 for the same period in the previous year. The increase is primarily attributable to the additional week of operations included in the latest quarter as a result of the Company's 52-53 week fiscal year.

Goodwill amortization expense in the latest quarter was $60,000, compared to $317,000 in the quarter ended September 30, 1996. During the latest quarter, the Company revised its goodwill amortization period from 5 years to 20 years. This action was taken after the Company conducted a study which indicated that 5 years significantly underestimates the period of benefit that will be realized from the SMTEK acquisition. This change in accounting estimate, which was applied prospectively, had the effect on the quarter ended September 30, 1997 of increasing operating income and net income by $257,000 and earnings per share by $.01.

In the three months ended September 30, 1997, consolidated operating income was $456,000, compared to a consolidated operating loss of $362,000 in the three months ended September 30, 1996.

Interest expense decreased from $268,000 in the three months ended September 30, 1996 to $226,000 in the three months ended September 30, 1997 because the Company repaid its 10% Senior Notes in the amount of $5,300,000 on June 30, 1997. Of the funds used to repay the 10% Senior Notes, $2,000,000 was borrowed on June 30, 1997 under an 8% promissory note due February 1, 1999.

Debt issue cost amortization expense of $124,000 for the three months ended September 30, 1996 relates to the 10% Senior Notes. There is no such amortization expense in the latest quarter because these debt issue costs were fully amortized as of June 30, 1997.

The provision for income taxes of $107,000 for the three months ended September 30, 1997 represents the utilization of pre-quasi reorganization tax benefits. Pursuant to quasi-reorganization accounting, as the portion of loss carryforwards and deferred tax benefits originating prior to the June 27, 1997 quasi-reorganization are utilized, the corresponding tax effect ($107,000 for the quarter ended September 30, 1997) is credited to paid-in capital instead of being treated as a reduction of the provision for income taxes.

Net income (loss) for the three months ended September 30, 1997 was $129,000 or $.01 per share, compared to ($725,000) or ($.03) per share for the same period of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $563,000 at September 30, 1997, and its bank lines of credit. During the three months ended September 30, 1997, cash and cash equivalents decreased by $4,155,000. This decrease consisted of cash used by operating activities of $1,851,000, capital expenditures of $189,000, and net reductions of long-term debt of $2,258,000, partially offset by cash inflows of $122,000 from government grants, proceeds from the sale of assets of $19,000, and the effect of exchange rate changes on cash of $2,000.

Components of operating working capital increased by $2,562,000 during the first three months of fiscal 1998, comprised of a $407,000 increase in costs and earnings in excess of billings on uncompleted contracts, a $369,000 increase in inventories, a $125,000 increase in prepaid expenses, and a $2,685,000 decrease in accounts payable and other accrued liabilities, partially offset by a $1,024,000 decrease in accounts receivable.

Accounts receivable decreased from $9,198,000 at June 30, 1997 to $7,910,000 at September 30, 1997. This decrease results primarily from a decrease in sales from $14,259,000 in the three months ended June 30, 1997 to $12,605,000 in the three months ended September 30, 1997.

The Company has an accounts receivable-based working capital bank line of credit for SMTEK which provides for borrowings of up to $2,500,000 at an interest rate of prime plus 1.25%. At September 30, 1997, borrowings outstanding under this credit facility amounted to $1,351,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $4,860,000), and provides for interest on borrowings at 1.50% over the bank's base rate. At September 30, 1997, borrowings outstanding under this credit facility amounted to $1,312,000.

The Company's EMS and PCB fabrication businesses require continuing investment in plant and equipment to remain competitive. Recently, however, the Company's financial position has severely restricted its ability to make capital improvements in its facilities. Capital expenditures during fiscal 1997, 1996 and 1995 were approximately $2,210,000, $1,599,000 and $643,000, respectively. The Company anticipates it will need to increase its capital spending in the coming years in order to stay competitive as technology evolves. Capital expenditures for the three months ended September 30, 1997 were $225,000. Management estimates that capital expenditures of as much as $2 million may be required in fiscal 1998. Of that amount, the substantial majority is expected to be financed by a combination of capital leases, secured loans and foreign government grants.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred negative cash flow from operating activities of $1,851,000 during the three months ended September 30, 1997.

The achievement of sustained operating profitability is the most significant internal factor to ensure the Company's long-term viability. No assurance can be given that the Company will sustain operating profitability or that cash generated from non-operating sources will be adequate to fund future cash needs. As a necessary step to ensure the Company's increased profitability, the Company is actively pursuing strategic merger and acquisition candidates that will help ensure growth of the Company in the markets and industries in which it has expertise. No assurance can be given that any such merger or acquisition will occur.

With the exception of the three quarters ended September 30, 1997, during which the Company generated cumulative operating income of $797,000, the Company has incurred operating losses for a number of years. Operating losses could return and persist until such time as sales increase to a level sufficient to cover costs and operating expenses. No assurance can be given as to whether or when sales increases may be achieved. Sales increases will depend in part upon strengthening the Company's sales and marketing functions for its existing operations and improving its price competitiveness in the EMS industry by achieving economies of scale in the procurement of electronic components.

Management believes that the Company's cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund operations for at least the next 12 months.

PART II.  OTHER INFORMATION
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     11    Computation of Earnings Per Share

     27    Financial Data Schedule (electronic filing only)


b.  Reports on Form 8-K:

On July 9, 1997, a Form 8-K was filed regarding a press release announcing the repayment in full of 10% Senior Secured Notes, the issuance of a $2,000,000 promissory note, and the agreement in principle to acquire the stock of Jolt Technology, Inc.

On September 29, 1997, a Form 8-K was filed regarding a press release announcing that DDL had commenced litigation against Century Electronics Manufacturing, Inc. ("Century") over a breach of contract.

On November 7, 1997, a Form 8-K was filed disclosing that the Company and Century entered into a settlement agreement which generally releases and resolves all claims between them.




                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      November 14, 1997                     /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                               (Principal Financial Officer)