Form 10-Q
period 1997-12-31
DDL ELECTRONICS INC
filed 1998-02-17
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10-Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  DECEMBER 31, 1997

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

Yes [X]  No [ ]



The registrant had 24,610,666 shares of Common Stock outstanding as of February 13, 1998.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (Unaudited, except June 30, 1997)


                                   December 31,        June 30,
                                       1997              1997
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $  1,502,000     $  4,718,000
  Accounts receivable, net           8,759,000        9,198,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             3,257,000        3,161,000
  Inventories, net                   2,435,000        3,211,000
  Prepaid expenses                     424,000          132,000
                                    ----------       ----------

     Total current assets           16,377,000       20,420,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         5,994,000        6,037,000
  Plant equipment                   14,749,000       14,962,000
  Office and other equipment         2,138,000        1,952,000
                                    ----------       ----------

                                    22,881,000       22,951,000
Less: Accumulated depreciation
 and amortization                  (16,428,000)     (16,161,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,453,000        6,790,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      4,319,000        4,439,000
  Deposits and other assets            234,000          231,000
                                    ----------      -----------

                                     4,553,000        4,670,000
                                    ----------      -----------

                                  $ 27,383,000     $ 31,880,000
                                    ==========      ===========

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)
                       (Unaudited, except June 30, 1997)


                                   December 31,        June 30,
                                       1997              1997
                                      ------            ------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable     $ 2,962,000    $  1,378,000
  Current portion of
   long-term debt                    1,069,000       4,167,000
  Accounts payable                   6,119,000       9,084,000
  Accrued payroll and
   employee benefits                   896,000       1,145,000
  Other accrued liabilities          2,264,000       2,321,000
                                    ----------      ----------

     Total current liabilities      13,310,000      18,095,000
                                    ----------      ----------
Long-term debt:
  7% Convertible Subordinated
   Debentures, less current
   portion                             387,000         398,000
  8-1/2% Convertible
   Subordinated Debentures           1,580,000       1,580,000
  Notes payable, capitalized
   lease obligations and
   other long-term debt,
   less current portion              5,401,000       5,842,000
                                    ----------      ----------

     Total long-term debt            7,368,000       7,820,000
                                    ----------      ----------

Stockholders' equity:
  Common stock                         246,000         246,000
  Additional paid-in capital         6,745,000       6,410,000
  Retained earnings since
   June 27, 1997                       424,000           -
  Foreign currency translation
   adjustment                         (710,000)       (691,000)
                                    ----------      ----------

     Total stockholders' equity      6,705,000       5,965,000
                                    ----------      ----------

                                  $ 27,383,000    $ 31,880,000
                                    ==========      ==========




                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                        Three Months Ended
                                           December 31,
                                      -----------------------
                                       1997             1996
                                      ------           ------

Sales                              $12,116,000      $11,185,000

Cost of goods sold                  10,009,000        9,762,000
                                    ----------       ----------
Gross profit                         2,107,000        1,423,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         1,292,000        1,222,000
  Goodwill amortization                 60,000          317,000
                                    ----------       ----------
                                     1,352,000        1,539,000
                                    ----------       ----------

Operating income (loss)                755,000         (116,000)
                                    ----------       ----------
Non-operating income (expense):
  Interest income                       16,000           19,000
  Interest expense                    (247,000)        (297,000)
  Debt issue cost amortization           -             (124,000)
  Other expense, net                   (11,000)         (13,000)
                                    ----------       ----------
                                      (242,000)        (415,000)
                                    ----------       ----------

Income (loss) before taxes             513,000         (531,000)

Provision for income taxes            (218,000)           -
                                    ----------       ----------

Net income (loss)                  $   295,000      $  (531,000)
                                    ==========       ==========


Basic and diluted earnings
  (loss) per share                     $   .01          $  (.02)
                                          ====             ====
Shares used in computing
 earnings per share:

    Basic                           24,593,858       23,048,233
                                    ==========       ==========

    Diluted                         25,012,853       23,048,233
                                    ==========       ==========



                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                         Six Months Ended
                                           December 31,
                                      -----------------------
                                       1997             1996
                                      ------           ------

Sales                              $24,721,000      $21,080,000

Cost of goods sold                  20,786,000       18,561,000
                                    ----------       ----------
Gross profit                         3,935,000        2,519,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         2,604,000        2,363,000
  Goodwill amortization                120,000          634,000
                                    ----------       ----------
                                     2,724,000        2,997,000
                                    ----------       ----------

Operating income (loss)              1,211,000         (478,000)
                                    ----------       ----------
Non-operating income (expense):
  Interest income                       29,000           43,000
  Interest expense                    (473,000)        (565,000)
  Debt issue cost amortization           -             (248,000)
  Other expense, net                   (18,000)          (8,000)
                                    ----------       ----------
                                      (462,000)        (778,000)
                                    ----------       ----------

Income (loss) before taxes             749,000       (1,256,000)

Provision for income taxes            (325,000)           -
                                    ----------       ----------

Net income (loss)                  $   424,000      $(1,256,000)
                                    ==========       ==========


Basic and diluted earnings
  (loss) per share                     $   .02          $  (.05)
                                          ====             ====
Shares used in computing
 earnings per share:

    Basic                           24,592,429       23,032,845
                                    ==========       ==========

    Diluted                         25,023,405       23,032,845
                                    ==========       ==========


                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Six Months Ended
                                                    December 31,
                                               -----------------------
                                                1997             1996
                                               ------           ------
Cash flows from operating activities:
  Net income (loss)                         $  424,000       $(1,256,000)
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
    Depreciation expense                       815,000           674,000
    Amortization of goodwill and debt
     issue costs                               120,000           882,000
    Utilization of pre-quasi-
     reorganization tax benefits               325,000             -
    Net increase in operating
     working capital                        (2,600,000)       (2,874,000)
    Increase in deposits and
     other assets                               (4,000)         (142,000)
    Benefit of non-capital grants                 -             (119,000)
    Other                                       79,000            61,000
                                             ---------         ---------
Net cash used by operating activities         (841,000)       (2,774,000)
                                             ---------         ---------
Cash flows from investing activities:
  Capital expenditures                        (333,000)         (207,000)
                                             ---------         ---------
Cash flows from financing activities:
  Proceeds from bank lines of credit         1,589,000         1,564,000
  Proceeds from long-term debt               2,000,000             -
  Payments of long-term debt                (5,786,000)         (388,000)
  Proceeds from foreign government grants      123,000           290,000
                                             ---------         ---------
Net cash provided by (used in) financing
  activities                                (2,074,000)        1,466,000
                                             ---------         ---------

Effect of exchange rate changes on cash         32,000            48,000
                                             ---------         ---------
Decrease in cash and cash equivalents       (3,216,000)       (1,467,000)

Cash and cash equivalents at
 beginning of period                         4,718,000         2,519,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $1,502,000        $1,052,000
                                             =========         =========




                     See accompanying Notes to Unaudited
                      Consolidated Financial Statements.

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DDL Electronics, Inc. provides electronic manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also manufactures multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications and instrumentation industries. The Company's EMS operations are located in Southern California and Northern Ireland. The Company's PCB facilities are located in Northern Ireland.

The accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1997), include the accounts of DDL Electronics, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 1997 and its results of operations and cash flows for the six months ended December 31, 1997 and 1996.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1997 fell on June 27, 1997. In the accompanying consolidated financial statements, the 1997 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation. The actual interim periods ended on January 2, 1998 and December 27, 1996. The three and six month periods of fiscal 1998 consisted of 13 weeks and 27 weeks, respectively, compared to 13 and 26 weeks for the same periods of fiscal 1997.

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

SMTEK, Inc. (SMTEK), the Company's U.S. operating unit which was acquired in January 1996, has historically generated the majority of its revenue through long-term contracts with suppliers of electronic assemblies and products to the federal government. Consequently, SMTEK uses the percentage of completion method to recognize sales and cost of sales. SMTEK determines percentage complete on the basis of costs incurred to total estimated costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to income. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. This method recognizes in the current period the cumulative effect of the changes on current and prior periods. The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.


Note 3 - GOODWILL

Effective July 1, 1997, the Company revised its goodwill amortization period from 5 years to 20 years. This action was taken after the Company conducted a study which indicated that 5 years significantly underestimates the period of benefit that will be realized from the SMTEK acquisition. This change in accounting estimate, which was applied prospectively, had the effect of increasing net income for the three months and six months ended December 31, 1997 by $257,000 or $.01 per share and $514,000 or $.02 per share, respectively.


Note 4 - EARNINGS (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

Options and warrants to purchase 4,824,555 shares of common stock at prices ranging from $1.00 to $2.25 were outstanding during the three months and six months ended December 31, 1997, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price of the common shares, and would therefore be antidilutive.

A reconciliation of the numerator and denominator used in the computation of diluted earnings per share follows:

                                Three Months Ended         Six Months Ended
                                December 31, 1997          December 31, 1997
                                ------------------         -----------------
   NUMERATOR:

Net income                         $   295,000                $   424,000
Add back net interest
  related to convertible
  subordinated debentures               34,000                     67,000
                                    ----------                 ----------
Net income for diluted
  earnings computation             $   329,000                $   491,000
                                    ==========                 ==========

   DENOMINATOR:

Weighted average number of
  common shares outstanding         24,593,858                 24,592,429
Assumed exercise of options
  and warrants net of shares
  assumed reacquired under
  treasury stock method                108,789                    120,770
Assumed conversion of
  convertible subordinated
  debentures                           310,206                    310,206
                                    ----------                 ----------
Total diluted shares                25,012,853                 25,023,405
                                    ==========                 ==========


Note 5 - ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:


                                     December 31,     June 30,
                                         1997           1997
                                         ----           ----
    Trade receivables                 $8,673,000     $8,810,000
    Other receivables                    283,000        546,000
    Less allowance for doubtful
     accounts                           (197,000)      (158,000)
                                       ---------      ---------
                                      $8,759,000     $9,198,000
                                       =========      =========

Note 6 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                     December 31,     June 30,
                                         1997           1997
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $25,492,000    $20,455,000
  Estimated earnings                   4,482,000      2,714,000
                                      ----------     ----------
                                      29,974,000     23,169,000
  Less:  Billings to date            (26,717,000)   (20,008,000)
                                      ----------     ----------
                                     $ 3,257,000    $ 3,161,000
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date.


Note 7 - INVENTORIES

Inventories consist of the following:

                                     December 31,     June 30,
                                         1997           1997
                                         ----           ----
  Raw materials                       $2,341,000     $2,889,000
  Work in process                        463,000        654,000
  Finished goods                         142,000        160,000
  Less reserves                         (511,000)      (492,000)
                                       ---------      ---------
                                      $2,435,000     $3,211,000
                                       =========      =========


Note 8 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                     December 31,     June 30,
                                         1997           1997
                                         ----           ----
  Environmental liabilities           $  665,000     $  684,000
  Accrued taxes payable                  790,000        794,000
  Other                                  809,000        843,000
                                       ---------      ---------
                                      $2,264,000     $2,321,000
                                       =========      =========

Note 9 - FINANCING ARRANGEMENTS AND ACQUISITION COMMITMENT

The Company has an accounts receivable-based working capital bank line of credit for SMTEK, its U.S. EMS operation, which provides for borrowings of up to $2,500,000 at an interest rate of prime (8.25% at December 31, 1997) plus 1.25%. At December 31, 1997, borrowings outstanding under this credit facility amounted to $1,088,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $4,920,000), and provides for interest on borrowings at the bank's base rate (7.25% at December 31, 1997) plus 1.50%. At December 31, 1997, borrowings outstanding under this credit facility amounted to $1,874,000.

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


Concurrent with issuing the $2,000,000 note payable on June 30, 1997, the Company agreed to acquire all of the issued and outstanding shares of Jolt Technology, Inc. ("Jolt"), a privately-held electronic manufacturing services company controlled by the Investor, for nine million shares of the Company's common stock. The acquisition of Jolt is subject to obtaining the approval of the Company's stockholders. Upon consummation of the Jolt acquisition, the maturity date of the $2,000,000 note payable will be extended from February 1, 1999 to October 31, 1999.


Note 10 - INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:
                                          Six months ended
                                            December 31,
                                       ---------------------
                                        1997           1996
                                       ------         ------
Interest paid                        $ 349,000      $ 527,000
                                       =======        =======


"Net increase in operating working capital" is comprised of the following:

                                          Six months ended
                                            December 31,
                                       ---------------------
                                        1997           1996
                                       ------         ------
(Increase) decrease in
  accounts receivable              $   246,000    $ (1,192,000)
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts              (96,000)     (1,198,000)
Decrease in inventories                737,000         926,000
(Increase) decrease in
  prepaid expenses                    (293,000)        113,000
Decrease in accounts payable        (2,897,000)       (900,000)
Decrease in accrued payroll
 and employee benefits                (241,000)       (146,000)
Decrease in other liabilities          (56,000)       (477,000)
                                     ---------       ---------
Net increase in operating
 working capital                   $(2,600,000)    $(2,874,000)
                                     =========       =========


Following is the supplemental schedule of non-cash investing and financing activities:
                                         Six months ended
                                            December 31,
                                       ---------------------
                                        1997           1996
                                       ------         ------
Capital expenditures financed by
 lease obligations                  $  233,000      $  615,000

Conversion of debt to equity        $   10,000      $  105,000

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

DESCRIPTION OF THE BUSINESS

The Company provides electronic manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also manufactures multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications, and instrumentation industries. The Company's EMS operations are located in Southern California and Northern Ireland. Its PCB facilities are located in Northern Ireland.

The Company entered the EMS business by acquiring its domestic EMS operations in 1985 and by organizing its European EMS operations in 1990. In fiscal 1995, the Company liquidated or sold all assets associated with its PCB and EMS operations in the United States. In January 1996, as the first step toward rebuilding a domestic presence in the EMS industry, the Company acquired SMTEK, a provider of integrated design and electronic manufacturing services.

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


RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending on the Friday closest to June
30. In the accompanying consolidated financial statements, the interim period end for both years is shown as December 31 for clarity of presentation. The actual periods ended on January 2, 1998 and December 27, 1996. The three and six month periods of fiscal 1998 consisted of 13 weeks and 27 weeks, respectively, compared to 13 and 26 weeks for the comparable periods of fiscal 1997.

Consolidated sales for the three months ended December 31, 1997 were $12,116,000, compared to $11,185,000 for the same period in the previous fiscal year. This increase is attributable to the Company's EMS operations, for which sales increased by $1,067,000 over the second quarter of last year, offset by a decline in sales of the PCB operations of approximately 6% from sales for the second quarter of the prior year.

Consolidated sales increased from $21,080,000 for the six months ended December 31, 1996 to $24,721,000 for the latest six months. Sales for the Company's EMS operations increased by $3,611,000 for the latest six months compared to the six months ended December 31, 1996, while sales for the PCB operations remained approximately level for the two periods. The sales growth of the EMS operations is attributable primarily to higher levels of business with existing customers.

Consolidated gross profit for the six months ended December 31, 1997 was $3,935,000 (15.9% of sales), compared to $2,519,000 (11.9% of sales) for the same period of the prior year. Gross profit of the EMS operations was $2,864,000 for the six months ended December 31, 1997, compared to $1,781,000 for the prior year. A change in the mix of business with lower direct material costs as a percentage of sales contributed to the increase in EMS gross profit, along with higher sales volume and increased productivity. For the six months ended December 31, 1997, gross profit from PCB operations increased approximately 42% over gross profit for the comparable period of the prior year despite the level volume of sales. This improvement is attributable primarily to an increase in higher margin quick-turn orders, material price reductions and processing cost savings.

Administrative and selling expenses for the three and six months ended December 31, 1997 were $1,292,000 and $2,604,000, respectively, compared to $1,222,000 and $2,363,000 for the same periods in the previous year. The increase is attributable primarily to higher selling expenses as a result of the increase in sales. The additional week of operations included in the period ended December 31, 1997 as a result of the Company's 52-53 week fiscal year also contributed to the increased administrative and selling expenses in the latest six-month period.

Goodwill amortization expense for the six months ended December 31, 1997 was $120,000, compared to $634,000 for the same period of the prior year. Effective July 1, 1997, the Company revised its goodwill amortization period from 5 years to 20 years. This action was taken after the Company conducted a study which indicated that 5 years significantly underestimates the period of benefit that will be realized from the SMTEK acquisition. This change in accounting estimate, which was applied prospectively, had the effect of increasing net income for the three months and six months ended December 31, 1997 by $257,000 or $.01 per share and $514,000 or $.02 per share, respectively.

In the three and six months ended December 31, 1997, consolidated operating income was $755,000 and $1,211,000, respectively, compared to a consolidated operating loss of $116,000 and $478,000 for the same periods in the previous fiscal year.

Interest expense decreased from $565,000 in the six months ended December 31, 1996 to $473,000 in the six months ended December 31, 1997 because the Company repaid its 10% Senior Notes in the amount of $5,300,000 on June 30, 1997. Of the funds used to repay the 10% Senior Notes, $2,000,000 was borrowed on June 30, 1997 under an 8% promissory note due February 1, 1999.

Debt issue cost amortization expense of $248,000 for the six months ended December 31, 1996 related to the 10% Senior Notes. There is no such amortization expense in the latest quarter because these debt issue costs were fully amortized as of June 30, 1997.

The provision for income taxes of $325,000 for the six months ended December 31, 1997 arises as a result of the quasi-reorganization which was effected on June 30, 1997. Pursuant to quasi-reorganization accounting, as the portion of net operating loss carryforwards and deferred tax benefits originating prior to the effective date of the quasi-reorganization are utilized, the corresponding tax effect ($325,000 for the six months ended December 31, 1997) is credited to paid-in capital instead of being treated as a reduction of the provision for income taxes.

Net income (loss) for the six months ended December 31, 1997 was $424,000 or $.02 per share, compared to ($1,256,000) or ($.05) per share for the six months ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 in the first quarter of its fiscal year ending June 30, 1999. Management believes that the adoption of SFAS 130 will not have a material impact on the Company's financial position or results of operations.

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in June 1997. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", with a "management approach" basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in its fiscal year ending June 30, 1999. Management believes that the adoption of SFAS 131 will not have a material impact on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $1,502,000 at December 31, 1997, and its bank lines of credit. During the six months ended December 31, 1997, cash and cash equivalents decreased by $3,216,000. This decrease consisted of cash used by operating activities of $841,000, capital expenditures of $333,000, and net reductions of long-term debt of $2,197,000, partially offset by cash inflows of $123,000 from government grants and the effect of exchange rate changes on cash of $32,000.

Components of operating working capital increased by $2,600,000 during the first six months of fiscal 1998, comprised of a $96,000 increase in costs and earnings in excess of billings on uncompleted contracts, a $293,000 increase in prepaid expenses, and a $3,194,000 decrease in accounts payable and other accrued liabilities, partially offset by a $246,000 decrease in accounts receivable and a $737,000 decrease in inventories.

The Company has an accounts receivable-based working capital bank line of credit for SMTEK which provides for borrowings of up to $2,500,000 at an interest rate of prime (8.25% at December 31, 1997) plus 1.25%. At December 31, 1997, borrowings outstanding under this credit facility amounted to $1,088,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $4,920,000), and provides for interest on borrowings at the bank's base rate (7.25% at December 31, 1997) plus 1.50%. At December 31, 1997, borrowings outstanding under this credit facility amounted to $1,874,000.

The Company's EMS and PCB fabrication businesses require continuing investment in plant and equipment to remain competitive. In recent years, however, the Company's financial position has severely restricted its ability to make capital improvements in its facilities. Capital expenditures during fiscal 1997, 1996 and 1995 were approximately $2,210,000, $1,599,000 and $643,000, respectively. The Company anticipates it will need to increase its capital spending in the coming years in order to stay competitive as technology evolves. Capital expenditures for the six months ended December 31, 1997 were $566,000. Management estimates that capital expenditures of as much as $2 million may be required in fiscal 1998. Of that amount, the substantial majority is expected to be financed by a combination of capital leases, secured loans and foreign government grants.

Management believes that the Company's cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund operations for at least the next 12 months.


"YEAR 2000" ISSUES

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. "Year 2000" issues affect virtually all companies and organizations, including the Company. The Company is studying its information systems with a view to upgrading and improving such systems. The Company's management expects to identify and resolve its specific "Year 2000" issues as part of this study, and believes that the resolution of these issues will not have a material effect on its financial position or results of operations.

PART II.  OTHER INFORMATION
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     27    Financial Data Schedule (electronic filing only)


b.  Reports on Form 8-K:

On November 7, 1997, a Form 8-K was filed disclosing that the Company and Century Electronics Manufacturing, Inc. entered into a settlement agreement which generally releases and resolves all claims between them.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      February 13, 1998                     /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                               (Principal Financial Officer)