Form 10-Q/A
period 1997-09-30
DDL ELECTRONICS INC
filed 1998-05-26
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10-Q/A


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



                           RESTATEMENT OF FINANCIAL STATEMENTS

Effective July 1, 1997, the Company changed its amortization period for goodwill related to the acquisition of SMTEK, Inc. (SMTEK) from 5 to 20 years. This action was taken after management, based in part on an analysis of SMTEK's projected cash flows and profitability and goodwill practices in the electronic manufacturing services industry, concluded that 20 years was a more appropriate goodwill amortization period. However, the Securities and Exchange Commission did not agree with the Company's conclusions and has required the Company to restate its financial statements for the quarter ended September 30, 1997 to amortize goodwill over the originally-determined five year period rather than over 20 years. This restatement had the effect of decreasing operating income, pretax income and net income for the three months ended September 30, 1997 by $257,000 or $.01 per share.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (Unaudited, except June 30, 1997)


                                   September 30,       June 30,
                                       1997              1997
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $    563,000     $  4,718,000
  Accounts receivable, net           7,910,000        9,198,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             3,568,000        3,161,000
  Inventories, net                   3,502,000        3,211,000
  Prepaid expenses                     255,000          132,000
                                    ----------       ----------

     Total current assets           15,798,000       20,420,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         5,909,000        6,037,000
  Plant equipment                   14,671,000       14,962,000
  Office and other equipment         2,010,000        1,952,000
                                    ----------       ----------

                                    22,590,000       22,951,000
Less: Accumulated depreciation
 and amortization                  (16,092,000)     (16,161,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,498,000        6,790,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      4,122,000        4,439,000
  Deposits and other assets            233,000          231,000
                                    ----------      -----------

                                     4,355,000        4,670,000
                                    ----------      -----------

                                  $ 26,651,000     $ 31,880,000
                                    ==========      ===========



                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)
                       (Unaudited, except June 30, 1997)


                                   September 30,       June 30,
                                       1997              1997
                                      ------            ------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable     $ 2,663,000    $  1,378,000
  Current portion of
   long-term debt                      820,000       4,167,000
  Accounts payable                   6,663,000       9,084,000
  Accrued payroll and
   employee benefits                   943,000       1,145,000
  Other accrued liabilities          2,103,000       2,321,000
                                    ----------      ----------

     Total current liabilities      13,192,000      18,095,000
                                    ----------      ----------
Long-term debt:
  7% Convertible Subordinated
   Debentures, less current
   portion                             398,000         398,000
  8-1/2% Convertible
   Subordinated Debentures           1,580,000       1,580,000
  Notes payable, capitalized
   lease obligations and
   other long-term debt,
   less current portion              5,629,000       5,842,000
                                    ----------      ----------

     Total long-term debt            7,607,000       7,820,000
                                    ----------      ----------

Stockholders' equity:
  Common stock                         246,000         246,000
  Additional paid-in capital         6,527,000       6,410,000
  Accumulated deficit since
   June 27, 1997                      (128,000)           -
  Foreign currency translation
   adjustment                         (793,000)       (691,000)
                                    ----------      ----------

     Total stockholders' equity      5,852,000       5,965,000
                                    ----------      ----------

                                  $ 26,651,000    $ 31,880,000
                                    ==========      ==========






                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                        Three Months Ended
                                           September 30,
                                      -----------------------
                                       1997             1996
                                      ------           ------

Sales                              $12,605,000      $ 9,895,000

Cost of goods sold                  10,777,000        8,799,000
                                    ----------        ---------
Gross profit                         1,828,000        1,096,000
                                    ----------        ---------
Operating expenses:
  Administrative and selling         1,312,000        1,141,000
  Goodwill amortization                317,000          317,000
                                    ----------        ---------
                                     1,629,000        1,458,000
                                    ----------        ---------

Operating income (loss)                199,000         (362,000)
                                    ----------        ---------
Non-operating income (expense):
  Interest income                       13,000           24,000
  Interest expense                    (226,000)        (268,000)
  Debt issue cost amortization           -             (124,000)
  Other income (expense) net            (7,000)           5,000
                                    ----------        ---------
                                      (220,000)        (363,000)
                                    ----------        ---------

Loss before taxes                      (21,000)        (725,000)

Provision for income taxes            (107,000)           -
                                    ----------        ---------

Net loss                           $  (128,000)     $  (725,000)
                                    ==========        =========



Loss per share                         $  (.01)         $  (.03)
                                          ====             ====
Shares used in computing
 earnings per share                 24,723,854       23,017,458
                                    ==========       ==========








                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Three Months Ended
                                                     September 30,
                                               -----------------------
                                                1997             1996
                                               ------           ------
Cash flows from operating activities:
  Net loss                                  $ (128,000)       $ (725,000)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Depreciation and amortization              714,000           755,000
    Utilization of pre quasi-
     reorganization tax benefits               107,000             -
    Net increase in operating
     working capital                        (2,562,000)       (2,099,000)
    Increase in deposits and
     other assets                               (2,000)           (2,000)
    Benefit of non-capital grants                 -              (58,000)
    Other                                       20,000            23,000
                                             ---------         ---------
Net cash used by operating activities       (1,851,000)       (2,106,000)
                                             ---------         ---------
Cash flows from investing activities:
  Capital expenditures                        (189,000)          (84,000)
  Proceeds from sale of assets                  19,000             -
                                             ---------         ---------
Net cash used by investing activities         (170,000)          (84,000)
                                             ---------         ---------
Cash flows from financing activities:
  Proceeds from bank lines of credit         1,295,000           946,000
  Proceeds from long-term debt               2,000,000             -
  Payments of long-term debt                (5,553,000)         (199,000)
  Proceeds from foreign government grants      122,000           251,000
                                             ---------         ---------
Net cash provided by (used in) financing
  activities                                (2,136,000)          998,000
                                             ---------         ---------

Effect of exchange rate changes on cash          2,000             6,000
                                             ---------         ---------
Decrease in cash and cash equivalents       (4,155,000)       (1,186,000)

Cash and cash equivalents at
 beginning of period                         4,718,000         2,519,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $  563,000        $1,333,000
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

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1997 fell on June 27, 1997. In the accompanying interim consolidated financial statements, the 1997 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on October 3, 1997 and September 27, 1996. The fiscal 1998 quarter consisted of 14 weeks compared to 13 weeks in the first quarter of fiscal 1997.

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
                                       =========      =========



Note 7 - FINANCING ARRANGEMENTS AND ACQUISITION COMMITMENT

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

RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending on the Friday closest to June
30. In the accompanying interim consolidated financial statements, the interim period end for both years is shown as September 30 for clarity of presentation. The actual periods ended on October 3, 1997 and September 27, 1996. The fiscal 1998 quarter consisted of 14 weeks compared to 13 weeks in the first quarter of fiscal 1997.

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

In the three months ended September 30, 1997, consolidated operating income was $199,000, compared to a consolidated operating loss of ($362,000) in the three months ended September 30, 1996.

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

The provision for income taxes of $107,000 for the three months ended September 30, 1997 represents the utilization of pre-quasi reorganization tax benefits. Pursuant to quasi-reorganization accounting, as the portion of loss carryforwards and deferred tax benefits originating prior to the June 27, 1997 quasi-reorganization are utilized, the corresponding tax effect ($107,000 for the quarter ended September 30, 1997) is credited to paid-in capital instead of being treated as a reduction of the provision for income taxes. Additionally, because the Company's goodwill amortization expense is not deductible for income taxes, the provision for income taxes in the three months ended September 30, 1997 is greater than the amount which would result from applying statutory tax rates to pretax income.

The net loss for the three months ended September 30, 1997 was ($128,000) or ($.01) per share, compared to ($725,000) or ($.03) per share for the same period of fiscal 1997.

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

With the exception of the three quarters ended September 30, 1997, during which the Company generated cumulative operating income of $795,000, the Company has incurred operating losses for a number of years. Operating losses could return and persist until such time as sales increase to a level sufficient to cover costs and operating expenses. No assurance can be given as to whether or when sales increases may be achieved. Sales increases will depend in part upon strengthening the Company's sales and marketing functions for its existing operations and improving its price competitiveness in the EMS industry by achieving economies of scale in the procurement of electronic components.

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



      May 26, 1998                          /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                               (Principal Financial Officer)