Form 10-Q
period 1998-03-31
DDL ELECTRONICS INC
filed 1998-05-26
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10-Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  MARCH 31, 1998

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

Yes [X]  No [ ]



The registrant had 24,613,666 shares of Common Stock outstanding as of May 15, 1998.



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (Unaudited, except June 30, 1997)


                             	       March 31,         June 30,
                                       1998              1997
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $  2,019,000     $  4,718,000
  Accounts receivable, net           8,751,000        9,198,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             4,413,000        3,161,000
  Inventories, net                   2,515,000        3,211,000
  Prepaid expenses                     441,000          132,000
                                    ----------       ----------

     Total current assets           18,139,000       20,420,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         6,080,000        6,037,000
  Plant equipment                   14,947,000       14,962,000
  Office and other equipment         2,136,000        1,952,000
                                    ----------       ----------

                                    23,163,000       22,951,000
Less: Accumulated depreciation
 and amortization                  (16,946,000)     (16,161,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,217,000        6,790,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      3,488,000        4,439,000
  Deposits and other assets            234,000          231,000
                                    ----------      -----------

                                     3,722,000        4,670,000
                                    ----------      -----------

                                  $ 28,078,000     $ 31,880,000
                                    ==========       ==========



                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)
                       (Unaudited, except June 30, 1997)


                                     March 31,         June 30,
                                       1998              1997
                                      ------            ------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable    $  3,272,000     $  1,378,000
  Current portion of
   long-term debt                    2,993,000        4,167,000
  Accounts payable                   6,837,000        9,084,000
  Accrued payroll and
   employee benefits                 1,120,000        1,145,000
  Other accrued liabilities          2,288,000        2,321,000
                                    ----------       ----------

     Total current liabilities      16,510,000       18,095,000
                                    ----------       ----------
Long-term debt:
  7% Convertible Subordinated
   Debentures, less current
   portion                             387,000          398,000
  8-1/2% Convertible
   Subordinated Debentures           1,580,000        1,580,000
  Notes payable, capitalized
   lease obligations and
   other long-term debt,
   less current portion              3,284,000        5,842,000
                                    ----------       ----------

     Total long-term debt            5,251,000        7,820,000
                                    ----------       ----------

Stockholders' equity:
  Common stock                         246,000          246,000
  Additional paid-in capital         6,884,000        6,410,000
  Accumulated deficit since
   June 27, 1997                      (204,000)            -
  Foreign currency translation
   adjustment                         (609,000)        (691,000)
                                    ----------       ----------

     Total stockholders' equity      6,317,000        5,965,000
                                    ----------       ----------

                                  $ 28,078,000     $ 31,880,000
                                    ==========       ==========






                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                        Three Months Ended
                                            March 31,
                                      -----------------------
                                       1998             1997
                                      ------           ------

Sales                             $ 12,855,000     $ 13,580,000

Cost of goods sold                  10,829,000       11,600,000
                                    ----------       ----------
Gross profit                         2,026,000        1,980,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         1,444,000        1,290,000
  Goodwill amortization                317,000          317,000
                                    ----------       ----------
                                     1,761,000        1,607,000
                                    ----------       ----------

Operating income                       265,000          373,000
                                    ----------       ----------

Non-operating income (expense):
  Interest income                       22,000           16,000
  Interest expense                    (251,000)        (279,000)
  Debt issue cost amortization           -             (124,000)
  Other income (expense), net          (45,000)         148,000
                                    ----------       ----------
                                      (274,000)        (239,000)
                                    ----------       ----------

Income (loss) before taxes              (9,000)         134,000

Provision for income taxes            (105,000)           -
                                    ----------       ----------

Net income (loss)                  $  (114,000)     $   134,000
                                    ==========       ==========


Basic and diluted earnings
  (loss) per share                     $   -            $   .01
                                          ====             ====
Shares used in computing
 earnings per share:

    Basic                           24,610,000       23,074,000
                                    ==========       ==========

    Diluted                         24,610,000       23,595,000
                                    ==========       ==========


                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                         Nine Months Ended
                                             March 31,
                                      -----------------------
                                       1998             1997
                                      ------           ------

Sales                             $ 37,576,000     $ 34,660,000

Cost of goods sold                  31,615,000       30,161,000
                                    ----------       ----------
Gross profit                         5,961,000        4,499,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         4,048,000        3,653,000
  Goodwill amortization                951,000          951,000
                                    ----------       ----------
                                     4,999,000        4,604,000
                                    ----------       ----------

Operating income (loss)                962,000         (105,000)
                                    ----------       ----------

Non-operating income (expense):
  Interest income                       51,000           59,000
  Interest expense                    (724,000)        (844,000)
  Debt issue cost amortization           -             (372,000)
  Other income (expense), net          (63,000)         140,000
                                    ----------       ----------
                                      (736,000)      (1,017,000)
                                    ----------       ----------

Income (loss) before taxes             226,000       (1,122,000)

Provision for income taxes            (430,000)           -
                                    ----------       ----------

Net loss                          $   (204,000)    $ (1,122,000)
                                    ==========       ==========


Basic and diluted earnings
  (loss) per share                     $  (.01)         $  (.05)
                                          ====             ====
Shares used in computing
  basic and diluted earnings
  per share                         24,598,000       23,047,000
                                    ==========       ==========



                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Nine Months Ended
                                                      March 31,
                                               -----------------------
                                                1998             1997
                                               ------           ------
Cash flows from operating activities:
  Net loss                                  $ (204,000)       $(1,122,000)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Depreciation expense                     1,214,000         1,030,000
    Amortization of goodwill and debt
     issue costs                               954,000         1,326,000
    Gain on sale of assets                     (22,000)         (128,000)
    Utilization of pre-quasi-
     reorganization tax benefits               430,000             -
    Net increase in operating
     working capital                        (2,837,000)       (3,595,000)
    Increase in deposits and
     other assets                               (6,000)          100,000
    Benefit of non-capital grants                 -             (181,000)
    Other                                       89,000            65,000
                                             ---------         ---------
Net cash used by operating activities         (382,000)       (2,505,000)
                                             ---------         ---------

Cash flows from investing activities:
  Capital expenditures                        (431,000)         (697,000)
  Proceeds from sale of assets                  16,000           202,000
							   ---------         ---------
Net cash used by investing activities         (415,000)         (495,000)
                                             ---------         ---------
Cash flows from financing activities:
  Proceeds from bank lines of credit         1,883,000         1,955,000
  Proceeds from long-term debt               2,000,000             -
  Payments of long-term debt                (5,995,000)         (556,000)
  Proceeds from foreign government grants      123,000           467,000
                                             ---------         ---------
Net cash provided by (used in) financing
  activities                                (1,989,000)        1,866,000
                                             ---------         ---------

Effect of exchange rate changes on cash         87,000            44,000
                                             ---------         ---------
Decrease in cash and cash equivalents       (2,699,000)       (1,090,000)

Cash and cash equivalents at
 beginning of period                         4,718,000         2,519,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $2,019,000        $1,429,000
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

The accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1997), include the accounts of DDL Electronics, Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1998 and its results of operations and cash flows for the nine months ended March 31, 1998 and 1997.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1997 fell on June 27, 1997. In the accompanying consolidated financial statements, the 1997 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on April 3, 1998 and March 28, 1997. The nine month period of fiscal 1998 consisted of 40 weeks compared to 39 weeks for the same period of fiscal 1997.

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



Note 2 - EARNINGS (LOSS) PER SHARE

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

                                               Three Months Ended
                                                    March 31,
                                                      1997
                                                     ------
   NUMERATOR:
Net income                                        $   134,000
Add back net interest related to
  convertible subordinated debentures                  34,000
                                                   ----------
Net income for diluted earnings computation       $   168,000
                                                   ==========

   DENOMINATOR:
Weighted average number of common
  shares outstanding                               23,074,156
Assumed exercise of options and warrants
  net of shares assumed reacquired under
  treasury stock method                               211,078
Assumed conversion of convertible
  subordinated debentures                             310,206
                                                   ----------
Total diluted shares                               23,595,440
                                                   ==========


The company reported net losses for the three and nine months ended March 31, 1998 and for the nine months ended March 31, 1997; hence, diluted earnings per share for these periods as presented in the statements of operations included herein is computed on the same basis as basic earnings per share. For the nine months ended March 31, 1998 and 1997, the following securities were outstanding but were not included in the computation of diluted earnings per as they would have an antidilutive effect on earnings per share: subordinated debentures convertible into 310,206 shares of common stock; and options and warrants to purchase 5,421,809 and 4,988,128 shares of common stock, respectively, at prices ranging from $0.50 to $2.25.


Note 3 - ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:


                                       March 31,      June 30,
                                         1998           1997
                                         ----           ----
    Trade receivables                 $8,925,000     $8,810,000
    Other receivables                     21,000        546,000
    Less allowance for doubtful
     accounts                           (195,000)      (158,000)
                                       ---------      ---------
                                      $8,751,000     $9,198,000
                                       =========      =========


Note 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                       March 31,      June 30,
                                         1998           1997
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $30,801,000    $20,455,000
  Estimated earnings                   3,003,000      2,714,000
                                      ----------     ----------
                                      33,804,000     23,169,000
  Less:  Billings to date            (29,391,000)   (20,008,000)
                                      ----------     ----------
                                     $ 4,413,000    $ 3,161,000
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date.


Note 5 - INVENTORIES

Inventories consist of the following:

                                       March 31,      June 30,
                                         1998           1997
                                         ----           ----
  Raw materials                       $2,239,000     $2,889,000
  Work in process                        475,000        654,000
  Finished goods                         310,000        160,000
  Less reserves                         (509,000)      (492,000)
                                       ---------      ---------
                                      $2,515,000     $3,211,000
                                       =========      =========



Note 6- OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                       March 31,      June 30,
                                         1998           1997
                                         ----           ----
  Environmental liabilities           $  651,000     $  684,000
  Accrued taxes payable                  790,000        794,000
  Other                                  847,000        843,000
                                       ---------      ---------
                                      $2,288,000     $2,321,000
                                       =========      =========


Note 7- FINANCING ARRANGEMENTS AND ACQUISITION COMMITMENT

The Company has an accounts receivable-based working capital bank line of credit for SMTEK, its U.S. EMS operation, which provides for borrowings of up to $2,500,000 at an interest rate of prime (8.50% at March 31, 1998) plus 1.25%. At March 31, 1998, borrowings outstanding under this credit facility amounted to $1,763,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $5,000,000), and provides for interest on borrowings at the bank's base rate (7.59% at March 31, 1998) plus 1.50%. At March 31, 1998, borrowings outstanding under this credit facility amounted to $1,509,000.

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


Note 8- INFORMATION RELATING TO STATEMENT OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:
                                          Nine months ended
                                              March 31,
                                       ---------------------
                                        1998           1997
                                       ------         ------
Interest paid                        $ 610,000      $ 834,000
                                       =======        =======


"Net increase in operating working capital" is comprised of the following:

                                          Nine months ended
                                              March 31,
                                       ---------------------
                                        1998           1997
                                       ------         ------
(Increase) decrease in
  accounts receivable              $   324,000    $ (3,736,000)
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts           (1,251,000)     (1,418,000)
Decrease in inventories                689,000         779,000
(Increase) decrease in
  prepaid expenses                    (309,000)        109,000
Increase (decrease) in
  accounts payable                  (2,232,000)      1,225,000
Decrease in accrued payroll
 and employee benefits                 (24,000)        (30,000)
Decrease in other liabilities          (34,000)       (524,000)
                                     ---------       ---------
Net increase in operating
 working capital                   $(2,837,000)    $(3,595,000)
                                     =========       =========


Following is the supplemental schedule of non-cash investing and financing activities:
                                         Nine months ended
                                            March 31,
                                       ---------------------
                                        1998           1997
                                       ------         ------
Capital expenditures financed by
 lease obligations                  $  237,000      $  710,000

Conversion of debt to equity        $   44,000      $  153,000


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


RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending on the Friday closest to June
30. In the accompanying consolidated financial statements, the interim period end for both years is shown as March 31 for clarity of presentation. The actual periods ended on April 3, 1998 and March 28, 1997. The nine month period of fiscal 1998 consisted of 40 weeks compared to 39 weeks for the comparable period of fiscal 1997.

Consolidated sales for the three months ended March 31, 1998 were $12,855,000, compared to $13,580,000 for the same period in the previous fiscal year. This decrease is attributable to the Company's PCB operations, for which sales decreased by 25% from the third quarter of last year. PCB sales in the 1997 quarter included a relatively large quick-turn contract that was not recurring business. Sales of the EMS operations for the three months ended March 31, 1998 remained level from the prior year quarter.

Consolidated sales increased from $34,660,000 for the nine months ended March 31, 1997 to $37,576,000 for the latest nine months. Sales for the Company's EMS operations for the latest nine months increased by $3,628,000 over the comparable prior year period, and is attributable primarily to higher levels of business with existing customers. Sales for the nine months ended March 31, 1998 for the PCB operations declined by 9% from the comparable period in the prior year as a result of a fluctuation in business from a major customer as well as the aforementioned quick-turn contract in the prior year period that was not recurring business.

Consolidated gross profit for the nine months ended March 31, 1998 was $5,961,000 (15.9% of sales), compared to $4,499,000 (13.0% of sales) for the same period of the prior year. Gross profit of the EMS operations was $4,244,000 for the nine months ended March 31, 1998, compared to $2,911,000 for the prior year. A change in the mix of business with lower direct material costs as a percentage of sales contributed to the increase in EMS gross profit, along with higher sales volume and increased productivity. For the nine months ended March 31, 1998, gross profit from PCB operations increased approximately 8% over gross profit for the comparable period of the prior year despite the level volume of sales. This improvement is attributable primarily to an increase in higher margin quick-turn orders, material price reductions and processing cost savings.

Administrative and selling expenses for the three months ended March 31, 1998 were $1,444,000 compared to $1,290,000 for the same period in the previous year. The increase is attributable to the addition of a key management position at Irlandus Circuits, Ltd. in the fourth quarter of fiscal 1997, a difference in the timing of a discretionary employer contribution to SMTEK's 401(k) plan, and an increase in corporate overhead expenses for the 1998 third quarter compared to the 1997 third quarter.

Administrative and selling expenses for the nine months ended March 31, 1998 and 1997 were $4,048,000 and $3,653,000, respectively. The increase is attributable to the key management position addition noted above and other increases in administrative staff. The additional week of operations included in the period ended March 31, 1998 as a result of the Company's 52-53 week fiscal year also contributed to the increased administrative and selling expenses in the latest nine-month period.

In the three and nine months ended March 31, 1998, consolidated operating income was $265,000 and $962,000, respectively, compared to consolidated operating income (loss) of $373,000 and ($105,000), respectively, for the same periods in the previous fiscal year.

Interest expense decreased from $844,000 in the nine months ended March 31, 1997 to $724,000 in the nine months ended March 31, 1998 because the Company repaid its 10% Senior Notes in the amount of $5,300,000 on June 30, 1997. Of the funds used to repay the 10% Senior Notes, $2,000,000 was borrowed on June 30, 1997 under an 8% promissory note due February 1, 1999.

Debt issue cost amortization expense of $372,000 for the nine months ended March 31, 1997 related to the 10% Senior Notes. There is no such amortization expense in the latest quarter because these debt issue costs were fully amortized as of June 30, 1997.

The provision for income taxes of $430,000 for the nine months ended March 31, 1998 arises as a result of the quasi-reorganization which was effected on June 30, 1997. Pursuant to quasi-reorganization accounting, as the portion of net operating loss carryforwards and deferred tax benefits originating prior to the effective date of the quasi-reorganization are utilized, the corresponding tax effect ($430,000 for the nine months ended March 31, 1998) is credited to paid-in capital instead of being treated as a reduction of the provision for income taxes. Additionally, because the Company's goodwill amortization expense is not deductible for income taxes, the provision for income taxes in the three and nine months ended March 31, 1998 is greater than the amount which would result from applying statutory tax rates to pretax income.

The net loss for the nine months ended March 31, 1998 was $204,000 or $.01 per share, compared to $1,122,000 or $.05 per share for the nine months ended March 31, 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $2,019,000 at March 31, 1998, and its bank lines of credit. During the nine months ended March 31, 1998, cash and cash equivalents decreased by $2,699,000. This decrease consisted of cash used by operating activities of $382,000, capital expenditures of $431,000, and net reductions of long-term debt of $3,995,000, partially offset by cash proceeds from the sale of assets of $16,000, bank lines of credit of $1,883,000, government grants of $123,000 and the effect of exchange rate changes on cash of $87,000.

Components of operating working capital increased by $2,837,000 during the first nine months of fiscal 1998, comprised of a $1,251,000 increase in costs and earnings in excess of billings on uncompleted contracts, a $309,000 increase in prepaid expenses, and a $2,290,000 decrease in accounts payable and other accrued liabilities, partially offset by a $324,000 decrease in accounts receivable and a $689,000 decrease in inventories.

The Company has an accounts receivable-based working capital bank line of credit for SMTEK which provides for borrowings of up to $2,500,000 at an interest rate of prime (8.50% at March 31, 1998) plus 1.25%. At March 31, 1998, borrowings outstanding under this credit facility amounted to $1,763,000. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $5,000,000), and provides for interest on borrowings at the bank's base rate (7.59% at March 31, 1998) plus 1.50%. At March 31, 1998, borrowings outstanding under this credit facility amounted to $1,509,000.

The Company's EMS and PCB fabrication businesses require continuing investment in plant and equipment to remain competitive. In recent years, however, the Company's financial position has severely restricted its ability to make capital improvements in its facilities. Capital expenditures during fiscal 1997, 1996 and 1995 were approximately $2,210,000, $1,599,000 and $643,000, respectively. The Company anticipates it will need to increase its capital spending in the coming years in order to stay competitive as technology evolves. Capital expenditures for the nine months ended March 31, 1998 were $668,000. Management estimates that capital expenditures of as much as $2 million may be required in fiscal 1998. Of that amount, the substantial majority is expected to be financed by a combination of capital leases, secured loans and foreign government grants.

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