Form 10-Q/A
period 1997-12-31
DDL ELECTRONICS INC
filed 1998-05-27
CIK 26987

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


                             RESTATEMENT OF FINANCIAL STATEMENTS

Effective July 1, 1997, the Company changed its amortization period for goodwill related to the acquisition of SMTEK, Inc. (SMTEK) from 5 to 20 years. This action was taken after management, based in part on an analysis of SMTEK's projected cash flows and profitability and goodwill practices in the electronic manufacturing services industry, concluded that 20 years was a more appropriate goodwill amortization period. However, the Securities and Exchange Commission did not agree with the Company's conclusions and has required the Company to restate its financial statements for the quarter ended December 31, 1997 to amortize goodwill over the originally-determined five year period rather than over 20 years. This restatement had the effect of decreasing operating income, pretax income and net income for the three months and six months ended December 31, 1997 by $257,000 or $.01 per share and $514,000 or $.02 per share, respectively.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (Unaudited, except June 30, 1997)


                                   December 31,        June 30,
                                       1997              1997
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $  1,502,000     $  4,718,000
  Accounts receivable, net           8,759,000        9,198,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             3,257,000        3,161,000
  Inventories, net                   2,435,000        3,211,000
  Prepaid expenses                     424,000          132,000
                                    ----------       ----------

     Total current assets           16,377,000       20,420,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         5,994,000        6,037,000
  Plant equipment                   14,749,000       14,962,000
  Office and other equipment         2,138,000        1,952,000
                                    ----------       ----------

                                    22,881,000       22,951,000
Less: Accumulated depreciation
 and amortization                  (16,428,000)     (16,161,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,453,000        6,790,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      3,805,000        4,439,000
  Deposits and other assets            234,000          231,000
                                    ----------      -----------

                                     4,039,000        4,670,000
                                    ----------      -----------

                                  $ 26,869,000     $ 31,880,000
                                    ==========      ===========



                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)
                       (Unaudited, except June 30, 1997)


                                   December 31,        June 30,
                                       1997              1997
                                      ------            ------
Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable     $ 2,962,000    $  1,378,000
  Current portion of
   long-term debt                    1,069,000       4,167,000
  Accounts payable                   6,119,000       9,084,000
  Accrued payroll and
   employee benefits                   896,000       1,145,000
  Other accrued liabilities          2,264,000       2,321,000
                                    ----------      ----------

     Total current liabilities      13,310,000      18,095,000
                                    ----------      ----------
Long-term debt:
  7% Convertible Subordinated
   Debentures, less current
   portion                             387,000         398,000
  8-1/2% Convertible
   Subordinated Debentures           1,580,000       1,580,000
  Notes payable, capitalized
   lease obligations and
   other long-term debt,
   less current portion              5,401,000       5,842,000
                                    ----------      ----------

     Total long-term debt            7,368,000       7,820,000
                                    ----------      ----------

Stockholders' equity:
  Common stock                         246,000         246,000
  Additional paid-in capital         6,745,000       6,410,000
  Accumulated deficit since
   June 27, 1997                       (90,000)           -
  Foreign currency translation
   adjustment                         (710,000)       (691,000)
                                    ----------      ----------

     Total stockholders' equity      6,191,000       5,965,000
                                    ----------      ----------

                                  $ 26,869,000    $ 31,880,000
                                    ==========      ==========






                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                        Three Months Ended
                                           December 31,
                                      -----------------------
                                       1997             1996
                                      ------           ------

Sales                              $12,116,000      $11,185,000

Cost of goods sold                  10,009,000        9,762,000
                                    ----------       ----------
Gross profit                         2,107,000        1,423,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         1,292,000        1,222,000
  Goodwill amortization                317,000          317,000
                                    ----------       ----------
                                     1,609,000        1,539,000
                                    ----------       ----------

Operating income (loss)                498,000         (116,000)
                                    ----------       ----------
Non-operating income (expense):
  Interest income                       16,000           19,000
  Interest expense                    (247,000)        (297,000)
  Debt issue cost amortization           -             (124,000)
  Other expense, net                   (11,000)         (13,000)
                                    ----------       ----------
                                      (242,000)        (415,000)
                                    ----------       ----------

Income (loss) before taxes             256,000         (531,000)

Provision for income taxes            (218,000)           -
                                    ----------       ----------

Net income (loss)                  $    38,000      $  (531,000)
                                    ==========       ==========


Basic and diluted earnings
  (loss) per share                     $    -           $  (.02)
                                          ====             ====
Shares used in computing
 earnings per share:

    Basic                           24,593,858       23,048,233
                                    ==========       ==========

    Diluted                         25,012,853       23,048,233
                                    ==========       ==========



                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    DDL ELECTRONICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                         Six Months Ended
                                           December 31,
                                      -----------------------
                                       1997             1996
                                      ------           ------

Sales                              $24,721,000      $21,080,000

Cost of goods sold                  20,786,000       18,561,000
                                    ----------       ----------
Gross profit                         3,935,000        2,519,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         2,604,000        2,363,000
  Goodwill amortization                634,000          634,000
                                    ----------       ----------
                                     3,238,000        2,997,000
                                    ----------       ----------

Operating income (loss)                697,000         (478,000)
                                    ----------       ----------
Non-operating income (expense):
  Interest income                       29,000           43,000
  Interest expense                    (473,000)        (565,000)
  Debt issue cost amortization           -             (248,000)
  Other expense, net                   (18,000)          (8,000)
                                    ----------       ----------
                                      (462,000)        (778,000)
                                    ----------       ----------

Income (loss) before taxes             235,000       (1,256,000)

Provision for income taxes            (325,000)           -
                                    ----------       ----------

Net loss                           $   (90,000)     $(1,256,000)
                                    ==========       ==========


Basic and diluted earnings
  (loss) per share                     $    -           $  (.05)
                                          ====             ====
Shares used in computing
 basic and diluted earnings
 per share                          24,592,429       23,032,845
                                    ==========       ==========



                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Six Months Ended
                                                    December 31,
                                               -----------------------
                                                1997             1996
                                               ------           ------
Cash flows from operating activities:
  Net loss                                  $  (90,000)      $(1,256,000)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Depreciation expense                       815,000           674,000
    Amortization of goodwill and debt
     issue costs                               634,000           882,000
    Utilization of pre-quasi-
     reorganization tax benefits               325,000             -
    Net increase in operating
     working capital                        (2,600,000)       (2,874,000)
    Increase in deposits and
     other assets                               (4,000)         (142,000)
    Benefit of non-capital grants                 -             (119,000)
    Other                                       79,000            61,000
                                             ---------         ---------
Net cash used by operating activities         (841,000)       (2,774,000)
                                             ---------         ---------
Cash flows from investing activities:
  Capital expenditures                        (333,000)         (207,000)
                                             ---------         ---------
Cash flows from financing activities:
  Proceeds from bank lines of credit         1,589,000         1,564,000
  Proceeds from long-term debt               2,000,000             -
  Payments of long-term debt                (5,786,000)         (388,000)
  Proceeds from foreign government grants      123,000           290,000
                                             ---------         ---------
Net cash provided by (used in) financing
  activities                                (2,074,000)        1,466,000
                                             ---------         ---------

Effect of exchange rate changes on cash         32,000            48,000
                                             ---------         ---------
Decrease in cash and cash equivalents       (3,216,000)       (1,467,000)

Cash and cash equivalents at
 beginning of period                         4,718,000         2,519,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $1,502,000        $1,052,000
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


Note 3 - EARNINGS (LOSS) PER SHARE

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

A reconciliation of the numerator and denominator used in the computation of diluted earnings per share follows:

                                Three Months Ended
                                December 31, 1997
                                ------------------
   NUMERATOR:

Net income                         $    38,000
Add back net interest
  related to convertible
  subordinated debentures               34,000
                                    ----------
Net income for diluted
  earnings computation             $    72,000
                                    ==========

   DENOMINATOR:

Weighted average number of
  common shares outstanding         24,593,858
Assumed exercise of options
  and warrants net of shares
  assumed reacquired under
  treasury stock method                108,789
Assumed conversion of
  convertible subordinated
  debentures                           310,206
                                    ----------
Total diluted shares                25,012,853
                                    ==========



Options and warrants to purchase 4,824,555 shares of common stock at prices ranging from $1.00 to $2.25 were outstanding during the three months ended December 31, 1997, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price of the common shares, and would therefore be antidilutive.

The company reported a net loss for the six months ended December 31, 1997 and for the three and six months ended December 31, 1996; hence, diluted earnings per share for these periods as presented in the statements of operations included herein is computed on the same basis as basic earnings per share.
For the six months ended December 31, 1997 and 1996, the following securities were outstanding but were not included in the computation of diluted earnings per as they would have an antidilutive effect on earnings per share: subordinated debentures convertible into 310,206 shares of common stock; and options and warrants to purchase 5,099,017 and 5,204,628 shares of common stock, respectively, at prices ranging from $0.50 to $2.25.


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
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date

Note 6 - INVENTORIES

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

In the three and six months ended December 31, 1997, consolidated operating income was $498,000 and $697,000, respectively, compared to consolidated operating losses of ($116,000) and ($478,000) for the same periods in the previous fiscal year.

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

The provision for income taxes of $325,000 for the six months ended December 31, 1997 arises as a result of the quasi-reorganization which was effected on June 30, 1997. Pursuant to quasi-reorganization accounting, as the portion of net operating loss carryforwards and deferred tax benefits originating prior to the effective date of the quasi-reorganization are utilized, the corresponding tax effect ($325,000 for the six months ended December 31, 1997) is credited to paid-in capital instead of being treated as a reduction of the provision for income taxes. Additionally, because the Company's goodwill amortization expense is not deductible for income taxes, the provision for income taxes in the three and six months ended December 31, 1997 is greater than the amount which would result from applying statutory tax rates to pretax income.

The net loss for the six months ended December 31, 1997 was ($90,000) or $.00 per share, compared to ($1,256,000) or ($.05) per share for the six months ended December 31, 1996.

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