Form 10-Q/A
period 1997-09-30
DDL ELECTRONICS INC
filed 1998-06-04
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-Q/A
                              Amendment No. 2

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



                     RESTATEMENT OF FINANCIAL STATEMENTS

Effective July 1, 1997, the Company changed its amortization period for goodwill related to the acquisition of SMTEK, Inc. from 5 to 20 years. However, after further review and consideration, and discussion with the Securities and Exchange Commission, the Company determined to reinstate the 5 year amortization period. Accordingly, the Company has restated its financial statements for the quarter ended September 30, 1997 to amortize goodwill over the originally-determined 5 year period rather than over 20 years. This restatement had the effect of decreasing operating income, pretax income and net income for the three months ended September 30, 1997 by $257,000 or $.01 per share.


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



      June 4, 1998                          /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                               (Principal Financial Officer)