Form 10-Q/A
period 1997-12-31
DDL ELECTRONICS INC
filed 1998-06-04
CIK 26987

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


                      RESTATEMENT OF FINANCIAL STATEMENTS

Effective July 1, 1997, the Company changed its amortization period for goodwill related to the acquisition of SMTEK, Inc. from 5 to 20 years. However, after further review and consideration, and discussion with the Securities and Exchange Commission, the Company determined to reinstate the 5 year amortization period. Accordingly, the Company has restated its financial statements for the quarter ended December 31, 1997 to amortize goodwill over the originally-determined 5 year period rather than over 20 years. This restatement had the effect of decreasing operating income, pretax income and net income for the three months and six months ended December 31, 1997 by $257,000 or $.01 per share and $514,000 or $.02 per share, respectively.


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