Form 10-K/A
period 1997-06-30
DDL ELECTRONICS INC
filed 1998-06-05
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A
                               Amendment No. 2
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1997
                                     OR
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

                              EXHIBIT INDEX
                               See page 24



                       AMENDMENT NO. 2 TO FORM 10-K

The purpose of this amendment is to add certain disclosures to Part I in the section captioned Markets and Customers.



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

    During fiscal 1997, the Company's EMS and PCB businesses served approximately 60 and 150 customers, respectively. The Company's five largest customers accounted for 47%, 37% and 21% of consolidated sales during fiscal years 1997, 1996 and 1995, respectively. In fiscal 1997 the Company's two largest customers, Allied Signal, Inc. and De La Rue International Limited, accounted for approximately 18.4% and 16.5% of consolidated sales, respectively. While the loss of one of these customers could be material if not promptly replaced by a customer of similar size, it has been the Company's experience that even higher volume customers can be replaced on a timely basis with no material adverse effect on the Company. No other customer accounted for more than 10% of consolidated sales during 1997. The Company has not entered into supply agreements with these customers, nor have sales to these customers occurred pursuant to a formal purchasing agreement.


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




                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 4, 1998.

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


      Signature                      Title                      Date

/s/ Gregory L. Horton        Chief Executive Officer,        June 4, 1998
-----------------------       President and Chairman      ------------------
   Gregory L. Horton          of the Board


/s/ Richard K. Vitelle       Vice President-Finance and      June 4, 1998
-----------------------       Administration, Chief       ------------------
   Richard K. Vitelle         Financial Officer, Treasurer,
                              Secretary and Director


/s/ Karen B. Brenner         Director                        June 4, 1998
-----------------------                                   ------------------
   Karen B. Brenner


/s/ Melvin Foster            Director                        June 4, 1998
-----------------------                                   ------------------
   Melvin Foster

                             Director
-----------------------                                   ------------------
   Charlene A. Gondek


                             Director
-----------------------                                   ------------------
   Thomas M. Wheeler


                             Director
-----------------------                                   ------------------
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