Form 10-K
period 1998-06-30
DDL ELECTRONICS INC
filed 1998-08-31
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1998
                                     OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported by the New York Stock Exchange on August 21, 1998 was $13,472,000. The registrant had 34,088,128 shares of Common Stock outstanding as of August 21, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specified parts of the registrant's Annual Report to Stockholders for its fiscal year ended June 30, 1998 are incorporated by reference into Parts I and II hereof. Specified parts of the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                              EXHIBIT INDEX
                               See page 11


     THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENT ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED AS "RISK FACTORS" IN THE COMPANY'S DEFINITIVE PROXY STATEMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 12, 1998 AND IN OTHER DOCUMENTS THE COMPANY HAS FILED AND FILES, FROM TIME TO TIME, WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                 PART I

Item 1.   BUSINESS

GENERAL

     The Company is an independent provider of electronic manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also fabricates printed circuit boards ("PCBs") for use primarily in the computer, communications and instrumentation industries. Its EMS facilities are located in Southern California, Florida and Northern Ireland. Its PCB facilities are located in Northern Ireland and primarily serve customers in Western Europe.

     The Company acquired its European PCB operation in 1984. In 1985, the Company entered the EMS business by acquiring its first domestic EMS operation, and in 1990 it started up its European EMS operation. In fiscal 1995, the Company liquidated or sold all assets associated with its PCB and EMS operations in the United States. In fiscal 1996, the Company acquired SMTEK, Inc. ("SMTEK") as the first step toward rebuilding a domestic presence in the EMS industry.

     On June 29, 1998, the Company acquired Jolt Technology, Inc. ("Jolt"), an EMS provider located in Fort Lauderdale, Florida. The acquisition of Jolt brings the Company an East Coast presence, has broadened the Company's customer base, and has expanded its involvement in the quick-turn segment of the EMS market. The acquisition of Jolt was recorded under the pooling-of-interests method of accounting.

     The Company was incorporated in California in 1959 and was reincorporated in Delaware in 1986. The Company's principal executive offices are located at 2151 Anchor Court, Newbury Park, California 91320, telephone (805) 376-9415.


FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHICAL AREA

     As indicated above, the Company operates in two business segments: electronic manufacturing services and printed circuit board fabrication. Information with respect to these segments' sales, operating income, identifiable assets, depreciation and amortization, and capital expenditures for each of the last three fiscal years is set forth in Note 11 to the consolidated financial statements of the accompanying 1998 Annual Report to Stockholders. Such information is incorporated herein by reference and is made a part hereof.


INDUSTRY OVERVIEW

     Electronic Manufacturing Services Industry

     The EMS industry's revenues in the United States were estimated by the Institute for Interconnecting and Packaging Electronic Circuits (known as the "IPC") to be $18 billion in 1997. As a result of the continued trend toward outsourcing manufacturing services on the part of electronic equipment OEMs, the EMS industry in the United States grew in excess of 20% annually from 1990 to 1997, according to IPC estimates. The Company expects the trend toward outsourcing to continue and to result in continued growth in the EMS industry.

     The EMS industry can be classified into three segments: high-volume, medium-volume and low-volume. The Company focuses on the medium-volume segment. Manufacturers in this segment are highly fragmented and competitive. Customer bases tend to be highly concentrated, with two or three customers typically accounting for a significant portion of an EMS provider's total revenue.

     Two principal assembly techniques are employed in providing higher-margin, higher-complexity contract manufacturing in the medium-volume EMS market segment: surface mount technology ("SMT"), which accounts for the majority of manufacturing; and through-hole technology. Management believes that the medium-volume EMS market is continuing to move toward SMT as the preferred manufacturing technique, mainly because semiconductors have continued to decline in size, thereby lowering manufacturing tolerances.

     Description of Products and Services - EMS

     Production of electronic assemblies for a customer is only performed when a firm order is received. Customer cancellations of orders are infrequent and are subject to cancellation charges. More often, a customer will delay shipment of orders based on its actual or anticipated needs. Electronic assemblies are produced based on one of two general methods, either "turnkey" (where the Company provides all materials, labor and equipment associated with producing the customers' product) or "consigned" (the Company provides labor and equipment only for manufacturing product).

     The Company's EMS operations provide both turnkey and consignment electronic manufacturing services using surface mount and through-hole interconnection technologies. The Company conducts the EMS portion of its business through its SMTEK and Jolt subsidiaries in the U.S. and through its DDL Electronics Limited ("DDL-E") subsidiary in Europe. SMTEK, Jolt and DDL-E do not fabricate any of the components or PCBs used in these processes. EMS sales represented approximately 84%, 80% and 69% of the Company's consolidated sales for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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

     Printed Circuit Board Industry

     The PCB fabrication industry historically served as additional capacity to electronic equipment OEMs' captive manufacturing facilities. However, as electronic products have become more sophisticated, the board manufacturing processes have become much more advanced, requiring greater capital investment and manufacturing expertise. As a result, OEMs have outsourced substantially all of their PCB manufacturing requirements.

     Description of Products and Services--PCB Fabrication

     Printed circuit boards are the basic platforms used to interconnect microprocessors, integrated circuits and other components essential to the functioning of electronic products. PCBs range from simple single- and double-sided boards to multilayer boards with more than 20 layers. Single-sided PCBs are used in electronic games and automobile ignition systems, whereas multilayer PCBs are used in more advanced applications such as computers, office equipment, communications, instrumentation and defense systems.

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

The Company conducts its PCB fabrication business through its Irlandus Circuits Limited ("Irlandus") subsidiary located in Northern Ireland. PCB sales represented approximately 16%, 20% and 31% of the Company's consolidated sales for the fiscal years ended June 30, 1998, 1997 and 1996, respectively, with multilayer boards constituting a substantial portion of the sales.


MARKETS AND CUSTOMERS

     The Company's sales in the EMS and PCB fabrication businesses and the percentage of its consolidated sales to the principal end-user markets it serves for the last three fiscal years were as follows (dollars in thousands):

                                        Year ended June 30
                       ----------------------------------------------------
    Markets                1998                1997                1996
 ------------          ------------        ------------        ------------
Computer             $ 4,935    9.3%     $ 4,622    9.0%     $ 4,457   12.5%
Telecommunications    10,062   18.9        7,233   14.0        4,268   12.0
Commercial avionics   11,333   21.3        9,838   19.1        2,329    6.6
Space and satellites   2,729    5.1        2,065    4.0          949    2.7
Banking automation     7,344   13.8        8,089   15.6        3,155    8.9
Industrial controls
 & instrumentation     3,934    7.4        7,189   13.9        4,767   13.4
Medical                3,428    6.4        2,609    5.1        4,880   13.8
Defense                4,802    9.0        4,666    9.0        3,897   11.0
Other                  4,698    8.8        5,329   10.3        6,788   19.1
                      ------  -----       ------  -----       ------  -----
    Total            $53,265  100.0%     $51,640  100.0%     $35,490  100.0%
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

    During fiscal 1998, the Company's EMS and PCB businesses served approximately 96 and 133 customers, respectively. The Company's five largest customers accounted for 55%, 46% and 35% of consolidated sales during fiscal years 1998, 1997 and 1996, respectively. In fiscal 1998, the Company's three largest customers accounted for 19.9%, 13.8% and 13.8% of consolidated sales, respectively. No other customer accounted for more than 10% of consolidated sales.


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


INDUSTRY CONDITIONS AND COMPETITION

     The markets in which the EMS and PCB fabrication businesses operate are intensely competitive and have experienced excess production capacity during the past few years. Seasonality is not a significant factor in the EMS and PCB fabrication businesses. Competition is principally based on price, product quality, technical capability and the ability to deliver products on schedule. Both the price of and the demand for EMS and PCBs are sensitive to economic conditions, changing technologies and other factors. The technology used in EMS and fabrication of PCBs is widely available, and there are a large number of domestic and foreign competitors. Many of these firms are larger than the Company and have significantly greater financial, marketing and other resources. Many of the Company's competitors have also made substantial capital expenditures in recent years and operate technologically advanced EMS and PCB fabrication facilities. Furthermore, some of the Company's customers have substantial in-house EMS capabilities. There is a risk that when these customers are operating at less than full capacity they will use their own facilities rather than contract with the Company. Despite this risk, management believes that the Company has not experienced a significant loss of business to OEMs' captive assembly operations.

BACKLOG

     At June 30, 1998, 1997 and 1996, the Company's backlog was $36,209,000, $28,587,000 and $17,669,000, respectively. Backlog is comprised of orders believed to be firm for products that have scheduled shipment dates during the next 12 months. Some orders in the backlog may be canceled under certain conditions. Historically, a substantial portion of the Company's orders have been for shipment within 90 days of the placement of the order and, therefore, backlog information as of the end of a particular period is not necessarily indicative of trends in the Company's business. In addition, the timing of orders from major customers may result in significant fluctuations in the Company's backlog and operating results from period to period.

ENVIRONMENTAL REGULATION

     The Company is currently involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California which was leased by one of the Company's subsidiaries, Aeroscientific Corp., which is now an inactive, insolvent subsidiary. Management, based in part on consultations with outside environmental engineers and scientists, believes that the total remaining costs to clean up this site will not exceed $600,000. The remaining costs to be incurred to remediate this site will be borne partially by the property owner under a cost sharing agreement entered into several years ago. At June 30, 1998, the Company had a reserve of $528,000, which management believes is adequate to cover its share of future remediation costs at this site. It is possible, however, that these future remediation costs could differ significantly from the estimates, and that the Company's portion could exceed the amount of its reserve. The Company's liability for remediation in excess of its reserve could have a material adverse impact on its business, financial condition and results of operations.

EMPLOYEES

     At June 30, 1998, the Company had approximately 530 employees.


Item 2.  PROPERTIES

     SMTEK conducts its operations from a 45,000 square foot facility which is leased through May 31, 2000. The monthly rent was approximately $29,000 during fiscal 1998 and is subject to a 4% increase each year. SMTEK has the option to extend the lease term for three renewal periods of three years each. The lease rate during the renewal periods is subject to adjustment based on changes in the Consumer Price Index for the local area.

     Jolt occupies an 8,400 square foot facility which is leased through October 31, 1998 for $7,100 per month. Jolt management is currently in negotiations with the landlord concerning an extension of the lease, and management expects that the lease will be renewed for an additional one year term. In the event the lease is not renewed, management believes that there is sufficient vacant industrial space in the local vicinity to enable Jolt to relocate without unduly disrupting its operations.

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

     Irlandus owns and occupies a 63,000 square foot production facility and an adjacent 9,000 square foot office and storage facility. Irlandus' existing capacity is expected to be adequate to meet anticipated order levels for the next three years.

    The following table lists principal plants and properties of the Company and its subsidiaries:
                                                       Owned
                                            Square       or
         Location                           Footage    Leased
       ------------                         ------     ------
  Newbury Park, California                   45,000     Leased
  Fort Lauderdale, Florida                    8,400     Leased
  Craigavon, Northern Ireland                63,000     Owned
  Craigavon, Northern Ireland                67,000     Owned
  Craigavon, Northern Ireland                 9,000     Owned

     The Northern Ireland properties are pledged as security for installment loans payable to the Industrial Development Board for Northern Ireland, from which the properties were purchased. These loans had an aggregate outstanding balance of approximately $1,214,000 at June 30, 1998.


Item 3.  LEGAL PROCEEDINGS

     No material legal proceedings are presently pending as to which the Company or any of its properties is subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1997 Annual Meeting of Stockholders held on June 29, 1998, Charlene A. Gondek was elected a Class I director and Gregory L. Horton was elected a Class II director. Directors whose terms of office continued after the meeting were Karen Beth Brenner, Richard K. Vitelle and Thomas M. Wheeler. In addition to the election of directors, the stockholders approved the acquisition of Jolt Technology, Inc. for 9 million shares of the Company's common stock and an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 50 million to 75 million shares. There were 24,613,666 shares of common stock outstanding and entitled to vote at this meeting. Following is a summary of the voting:


                                               Votes
                                             Against or   Votes
                                  Votes For   Withheld  Abstained  Unvoted
                                  --------    -------    -------   -------
Election of Charlene A. Gondek
 as Class I director             19,641,063    170,580

Election of Gregory L. Horton
 as Class II director            20,890,231    170,580

Approval of acquisition of
 Jolt Technology, Inc.           12,325,393    179,561   93,968  12,014,744

Approval of increase in
 authorized shares of
 common stock                    18,958,705  1,640,573   86,949   3,927,439


The acquisition of Jolt Technology, Inc. required the affirmative vote of a majority of the shares actually voted, while the increase in authorized shares required the affirmative vote of all outstanding shares of common stock.


                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The information set forth under the caption "Market and Dividend Information" in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five-Year Financial Summary" in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in the Company's 1998 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements later in this Report under Item 14(a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's proxy statement for its 1998 Annual Meeting of Stockholders.

                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

                                                           1998 Annual
                                                            Report to
                                                           Stockholders
                                                              ------
(a)(1) List of Financial Statements

List of data incorporated by reference:
  Report of KPMG Peat Marwick LLP on consolidated
   financial statements                                         10
  Consolidated balance sheets as of June 30, 1998
   and 1997                                                     11
  Consolidated statements of operations for the
   years ended June 30, 1998, 1997 and 1996                     13
  Consolidated statements of cash flows for the
   years ended June 30, 1998, 1997 and 1996                     14
  Consolidated statements of stockholders'
   equity (deficit) for the years ended June 30,
   1998, 1997 and 1996                                          15
  Notes to consolidated financial statements                    16

(a)(2)  Financial Statement Schedules
   The financial statement schedules are omitted
   because they are either not applicable or the
   information is included in the notes to
   consolidated financial statements.
                                                    Form 10-K
                                                     -------
(a)(3)  List of Exhibits:
      Exhibit Index                                     11

(b) Reports on Form 8-K:
      On July 15, 1998, the Company filed a Current Report on Form 8-K regarding the acquisition of Jolt Technology, Inc.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 1998.

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


      Signature                      Title                      Date

/s/ Gregory L. Horton        Chief Executive Officer,       August 27, 1998
-----------------------       President and Chairman      ------------------
   Gregory L. Horton          of the Board


/s/ Richard K. Vitelle       Vice President-Finance and     August 27, 1998
-----------------------       Administration, Chief       ------------------
   Richard K. Vitelle         Financial Officer, Treasurer,
                              Secretary and Director

/s/ Karen B. Brenner         Director                       August 27, 1998
-----------------------                                   ------------------
   Karen B. Brenner


/s/ Charlene A. Gondek       Director                       August 27, 1998
-----------------------                                   ------------------
   Charlene A. Gondek


/s/ Thomas M. Wheeler        Director                       August 27, 1998
-----------------------                                   ------------------
   Thomas M. Wheeler


                               EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

2.1	   Agreement and Plan of Merger dated May 28, 1998 among the
         Company, Jolt Technology, Inc. and the shareholders of Jolt Technology, Inc. (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated June 12, 1998).

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

 4.13 Form of Warrant Agreement for Series H Warrants dated July 1, 1995 among the Company and each of several current or former non-employee directors covering an aggregate of 300,000 shares expiring on June 30, 2000 (incorporated by reference to Exhibit C of the Company's Definitive Proxy Statement dated June 14, 1996).

 4.14     Debt Term Sheet dated June 30, 1997 between the Company and Thomas
          M. Wheeler (incorporated by reference to Exhibit 4.16 of the Company's 1997 Annual Report on Form 10-K).

 4.14.1 Secured promissory note dated June 30, 1997 in the principal amount of $2 million between the Company and Thomas M. Wheeler
          (incorporated by reference to Exhibit 4.16.1 of the Company's
          1997 Annual Report on Form 10-K).

 4.14.2 Collateral Security Stock Pledge Agreement dated June 30, 1997 between the Company and Thomas M. Wheeler (incorporated by reference to Exhibit 4.16.2 of the Company's 1997 Annual Report on Form 10-K).

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

 10.10 Grant Agreement dated August 29, 1989, between DDL Electronics Limited and the Industrial Development Board for Northern Ireland ("IDB") (incorporated by reference to Exhibit 10.29 of the Company's Registration Statement No. 33-39115).

 10.10.1 Agreement dated May 2, 1996, between DDL Electronics Limited and the IDB amending the Grant Agreement dated August 29, 1989, between DDL Electronics and the IDB (incorporated by reference to Exhibit 10.11.1 filed with the Company's 1996 Annual Report on Form 10-K).


 10.11 Form of Land Registry for the Company's Northern Ireland subsidiaries dated November 4, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 1993).

 10.12 Business Financing Agreement dated August 21, 1996 between SMTEK, Inc. and Deutsche Financial Services Corporation (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

 10.13 Employment Agreement and Letter of Understanding and Agreement dated October 15, 1995 between the Company and Gregory L. Horton (incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K dated January 12,
          1996).

 10.14 Employment Agreement dated September 12, 1996 between the Company and Richard K. Vitelle (incorporated by reference to
          Exhibit 10.15 filed with the Company's 1996 Annual Report on
          Form 10-K).

 11 Statement re Computation of Per Share Earnings (incorporated by reference to Note 9 to the consolidated financial statements of the 1998 Annual Report to Stockholders).

 13       Annual Report to security holders.

 21       Subsidiaries of the Registrant.

 23       Consent of KPMG Peat Marwick LLP.

 27       Financial Data Schedule.

 99       Undertaking for Form S-8 Registration Statement.