Form 10-K/A
period 1998-06-30
DDL ELECTRONICS INC
filed 1998-09-14
CIK 26987

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



     Part III (Items 10, 11, 12, and 13) is hereby added to the registrant's Form 10-K filed on August 31, 1998.



                             PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS AND EXECUTIVE OFFICERS

                        PRINCIPAL OCCUPATION AND                 YEAR FIRST
                      BUSINESS EXPERIENCE INCLUDING               ELECTED A
      NAME               SERVICE ON OTHER BOARDS        AGE        DIRECTOR


Class I Director to Continue in Office Until the 1999 Annual Meeting:

Charlene A. Gondek      Restaurant proprietor            37          1997

Class II Director to Continue in Office Until the 2000 Annual Meeting:

Gregory L. Horton       Chief Executive Officer,         42          1996
                        President and Chairman of
                        the Board of Directors,
                        DDL Electronics, Inc.

Class III Directors to Continue in Office Until the 1998 Annual Meeting:

Karen Beth Brenner      President, Fortuna Advisors,     45          1996
                        Inc., an investment advisory
                        firm; director, Krug
                        International Corp. and
                        Creative Bakeries, Inc.

Richard K. Vitelle      Vice President*Finance and       44          1996
                        Administration, Chief
                        Financial Officer, Treasurer
                        and Secretary, DDL Electronics,
                        Inc.

Thomas M. Wheeler       Chairman, TMW Enterprises,       71          1997
                        Inc., an investment holding
                        company


     Ms. Gondek was appointed a director on June 30, 1997, and serves as a member of the Audit Committee and Compensation Committee of the Board. She served as president of Jolt Technology, Inc. ("Jolt"), from 1992 to 1996, and as a director of Jolt from 1992 to 1998. She has been a restaurant proprietor since 1998. Jolt was acquired by the Company on June 30, 1998.

     Mr. Horton became the Company's President and Chief Executive Officer in January 1996, following the Company's acquisition of SMTEK, Inc. He was appointed a director in February 1996, and was appointed Chairman of the Board in July 1997. Since 1986, he has also served as the President and Chief Executive Officer of SMTEK, Inc., a subsidiary of the Company.

     Ms. Brenner was appointed a director of the Company in July 1996, and serves as a member of the Audit Committee and Compensation Committee.
Since January 1996, she has served as president of Fortuna Advisors, Inc., the successor to Karen Beth Brenner, Registered Investment Advisor, a sole proprietorship which she operated from 1984 to 1995. Ms. Brenner is also a director of Krug International Corp. and Creative Bakeries, Inc., both Nasdaq-traded companies.

     Mr. Vitelle, a certified public accountant, was appointed Vice President, Chief Financial Officer and Treasurer in January 1996, and was elected a director in July 1996. From 1993 to 1996, Mr. Vitelle served as Chief Financial Officer of InVitro International, a publicly held company engaged in the development and marketing of in vitro diagnostic testing systems.

     Mr. Wheeler was appointed a director on June 30, 1997, and serves as a member of the Audit Committee and Compensation Committee. From 1970 until 1995, Mr. Wheeler was the founder, chairman of the board and sole stockholder of Electro-Wire Products, Inc., a manufacturer of automotive electrical power distribution systems. Since 1995, Mr. Wheeler has been chairman of the board of TMW Enterprises, Inc., a private investment holding company. From 1992 to 1998, he served as director of Jolt.

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

     To the Company's knowledge, based solely upon its review of the copies of such reports required to be furnished to the Company during or with respect to the fiscal year ended June 30, 1998, the Company believes that all Section 16(a) filing requirements applicable to its statutory insiders during or for such fiscal year were satisfied, except that Robert Wilson, who served as a director until the annual stockholders meeting on June 29, 1998, failed to file one or more Form 4s to report dispositions of the Company's common stock during fiscal 1998. These dispositions were reported on Mr. Wilson's Form 5 filed in August 1998.




Item 11. EXECUTIVE COMPENSATION

     EXECUTIVE COMPENSATION TABLE

     The following table sets forth the cash compensation paid or accrued by the Company, as well as certain other compensation, for its fiscal years ended June 30, 1998, 1997 and 1996 to each of the Company's executive officers whose compensation exceeded $100,000 for the fiscal year ended June 30, 1998:

                                                                 Long-Term
       Name and                    Annual Compensation          Compensation
      Principal                   --------------------------      Awards:
      Positions            Year   Salary     Bonus(1)  Other      Options (#)
    --------------         ----   ------     -------   -----       -------
Gregory L. Horton          1998  $150,000   $126,000     (3)          -0-
 Chairman, President and   1997   150,000     97,000     (3)       100,000
 Chief Executive Officer   1996    69,000(2)  24,000     (3)       400,000

Richard K. Vitelle         1998  $125,000   $   -0-      (3)          -0-
 VP Finance & Admin.,      1997   123,000     37,000     (3)       200,000
 CFO and Secretary         1996    50,000(2)    -0-      (3)       185,000

(1) Bonus amounts shown for Mr. Horton were earned and accrued in the periods indicated, but payment of these bonuses was deferred until July 1998 because of the Company's cash constraints.

(2) Mr. Horton joined the Company in mid-fiscal 1996 as Chief Executive Officer and President on January 12, 1996. Mr. Vitelle joined the Company mid-fiscal 1996 as Vice President-Finance and
     Administration and Chief Financial Officer on January 25, 1996.

(3) Total perquisites did not exceed the lesser of $50,000 or 10% of the executive's salary and bonus.


     OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 1998

     No options were granted to the Company's executive officers during the fiscal year ended June 30, 1998.




     AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END
      OPTION VALUES

     The following table sets forth information concerning options held by each of the named executive officers as of June 30, 1998:

                                             Number of
                                             Securities         Value of
                                             Underlying        Unexercised
                                            Unexercised        In-the-Money
                                             Options at         Options at
                     Shares                Fiscal Year-End    Fiscal Year-End
                   Acquired on   Value     Exercisable/       Exercisable/
        Name        Exercise    Realized   Unexercisable(1)   Unexercisable(2)
       ------       --------    --------   -------------      -------------
Gregory L. Horton        -0-        -0-   263,333/236,667     $  -0- /$   -0-

Richard K. Vitelle       -0-        -0-   223,332/161,668     $  -0- /$   -0-


(1) All options listed in the table are exercisable at option prices equal to fair market value on the date of grant.

(2) The value of unexercised in-the-money options is based upon the fair market value for the common stock on June 30, 1998 of $0.75 less the applicable option conversion price.


     EMPLOYMENT AGREEMENTS AND EXECUTIVE SEVERANCE ARRANGEMENTS

     Mr. Horton's employment agreement provides for a base salary of $150,000, subject to annual reviews of the Compensation Committee, and annual bonus compensation ranging up to 200% of his base salary. Such bonus compensation is to be based in part on increases in the Company's revenues and profits and upon the achievement of other objectives and criteria as the Board may establish. Mr. Horton's employment is "at will." Should he voluntarily resign or be terminated for cause, Mr. Horton will not be entitled to severance pay. He is entitled to severance equal to 20 months' base salary if he is terminated without cause. As further described in the accompanying Report of the Compensation Committee, Mr. Horton was awarded cash bonuses for fiscal years 1996, 1997, and 1998. See "Compensation of Chief Executive Officer."

     Mr. Vitelle's employment agreement provides for a base annual salary of $125,000. Mr. Vitelle's employment is "at will". If his employment is terminated by the Company for cause, then he is not entitled to severance pay. However, he is entitled to 12 months' base salary and benefits as severance if he is terminated by the Company without cause, or if he is terminated as the result of a change in control of the Company. In addition, if the principal place of Mr. Vitelle's employment is relocated to any site beyond the 35-mile radius of the Company's present headquarters, then he may resign at any time within the following 12 months, whereupon he will be entitled to 12 months' severance payments and benefits.


     DIRECTOR COMPENSATION

     Directors do not receive cash compensation for their services on the Company's Board of Directors except for reimbursement of travel expenses.

     Pursuant to the 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"), annually on July 1 each non-employee director is automatically granted, without further action by the Board, a stock option to purchase 30,000 shares of the Company's Common Stock. The exercise price per share of all options granted under the Director Plan is equal to 100% of the fair market value of the Common Stock at the time of grant. Under the terms of the Directors Plan, each option granted becomes exercisable six months after the grant date. Each option grant has a ten-year term. In July 1998 options covering a total of 90,000 shares were granted to non-employee directors at an option price of $0.81 per share, and in July 1997 options covering a total of 150,000 shares were granted to five non-employee directors at an option price of $1.06 per share.



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

     Incentive Compensation Program. Incentive compensation for the Company's executive officers is designed to reward such individuals for their contributions to corporate and individual objectives. In addition, the Company's operating units maintain profit sharing plans under which operating unit managers and other key employees receive incentive cash compensation based on the performance and pre-tax profits of those operations. The Company's executive officers named above do not participate in these operating unit profit sharing plans.

     Stock Options. The Committee administers the Company's 1993 and 1996 Stock Incentive Plans, which are designed to align the interests of management and other key employees with those of the Company's stockholders. The number of stock options granted is related to the recipient's base compensation, level of responsibility and accomplishments. All options have been granted with an option exercise price equal to the fair market value of the Company's common stock on the date of grant. No options were granted to the Company's executive officers in fiscal 1998.

     Compensation of Chief Executive Officer. Gregory L. Horton was appointed President and Chief Executive Officer of the Company in January 1996. The Committee addressed Mr. Horton's incentive compensation during its meetings on April 1, 1997 and May 28, 1997. During its deliberations on these dates, the Committee noted that Mr. Horton had served as President and Chief Executive Officer of the Company since January 1996 and had not yet been awarded any cash incentive compensation, despite operational improvements that had been effected since the beginning of his tenure. The Committee also noted that the Company was at that time confronted with several important challenges which, if managed successfully, would justify a significant award to Mr. Horton. These challenges were the need to repay the Company's $5.3 million 10% Senior Notes on or before the July 1, 1997 due date, the need to consummate a strategic acquisition or merger, and the need to keep the Company's common stock listed on an organized national stock market. In consideration of all of these factors, the Committee approved incentive compensation for Mr. Horton which included the following elements:

(1) a $60,000 cash bonus for services rendered from January 1996 through March 1997;
(2) a cash bonus of 25% of his $150,000 base salary for the period from April 1997 through March 1998; and
(3) cash bonuses of $50,000 each for achievement of three special short-term goals:
     a) avoiding default on the Company's $5.3 million 10% Senior Notes due July 1, 1997,
     b)  consummating an acquisition or merger, and
     c)  retaining the Company's listing on the New York Stock Exchange.

     As a result of these actions, Mr. Horton was awarded cash bonuses for the fiscal years ended June 30, 1996, 1997 and 1998 of $24,000, $97,000 and $126,000, respectively. Payment of these bonuses was deferred until July 1998 because of the Company's cash constraints. In its deliberations, the Committee recognized that Mr. Horton's employment agreement provides for incentive compensation up to 200% of his base salary. The actual cash bonuses awarded amount to substantially less than 200% of Mr. Horton's base salary.


                Submitted by the Compensation Committee:
      Karen Beth Brenner, Charlene A. Gondek and Thomas M. Wheeler


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Ms. Brenner was appointed to the Compensation Committee in July 1996. Ms. Gondek and Mr. Wheeler were appointed to the Compensation Committee in July 1997. None of these individuals were officers or employees of the Company during fiscal 1998. There are no interlocks between the Company and other entities involving the Company's executive officers and directors who serve as executive officers or directors of other entities.

     STOCK PERFORMANCE GRAPH

     The following performance table compares the cumulative total return for the period from June 30, 1993 through June 30, 1998, from an investment of $100 in (i) the Company's Common Stock, (ii) the Dow Jones Industrials as a group, and (iii) the Dow Jones Computer Index group of companies (the Company's peer group). For each group an initial investment of $100 is assumed on June 30, 1993. The total return calculation assumes reinvestment of all dividends for the indices. The Company did not pay dividends on its Common Stock during the time frame set forth below.


                  (stock performance graph - omitted)


     The data points depicted on the graph are as follows:

                  Dow Jones        Dow Jones
      Date     Industrial Ave.   Computer Index    DDL Electronics
    --------        ------          ------             ------
    06/30/93        100.00          100.00             100.00
    06/30/94        103.10          101.40              50.00
    06/30/95        129.58          174.89              72.22
    06/30/96        160.82          197.34              88.89
    06/30/97        218.64          305.82              50.00
    06/30/98        254.60          437.98              33.33

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 2, 1998, except as otherwise indicated, the number of shares and percentage of outstanding Common Stock known by the Company to be beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Unless otherwise noted, shares are held with sole voting and investment power. Holdings include, where applicable, shares held by spouses and minor children, including shares held in trust.




                                SHARES OF COMMON STOCK
                            ------------------------------
    NAME AND ADDRESS OF        NO.              PERCENT OF
    BENEFICIAL OWNER *       SHARES               CLASS
    -------------------     ---------           ----------

Karen Beth Brenner.........  1,094,072(1)(2)(3)     3.2%
 P.O. Box 9109
 Newport Beach, CA 92658

Charlene A. Gondek.........  1,772,498(4)           5.2%

Gregory L. Horton..........  1,291,667(5)           3.8%

Richard K. Vitelle.........    249,232(6)            **

Thomas M. Wheeler..........  6,416,254(4)          18.8%

Directors and Executive
 Officers as a Group (5
 persons).................. 10,823,723(7)          31.8%
--------
 * Unless otherwise noted, the address for the beneficial owner is c/o DDL Electronics, Inc., 2151 Anchor Court, Newbury Park, CA 91320.

**   Represents less than 1% of the outstanding shares.

(1) The beneficial owner has sole voting and dispositive power as to 178,400 shares and no voting and shared dispositive power as to 915,672 shares.

(2) Includes 26,529 shares underlying the Company's 8-1/2% convertible subordinated debentures.

(3) Includes 60,000 shares underlying exercisable options and 75,000 shares underlying exercisable warrants.

(4)  Includes 30,000 shares underlying exercisable options.

(5)  Includes 366,667 shares underlying options exercisable within 60 days.

(6)  Includes 223,332 shares underlying options exercisable within 60 days.

(7) Includes 709,999 shares underlying options exercisable within 60 days.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 30, 1997, the Company borrowed $2 million from Mr. Wheeler under a note payable bearing 8% interest. The note matures on October 31, 1999, and is secured by a pledge of the common stock of SMTEK, Inc. The Company also agreed to give Mr. Wheeler two seats on its Board of Directors, which seats were filled by Mr. Wheeler and Ms. Gondek. As a condition to obtaining the $2 million loan from Mr. Wheeler, the Company agreed to acquire all of the issued and outstanding shares of Jolt Technology, Inc., a privately-held electronics manufacturing company owned by Mr. Wheeler, Ms. Gondek and a third individual, for nine million shares of the Company's common stock. Mr. Wheeler and Ms. Gondek received 6,386,254 and 1,742,498 shares of the Company's common stock, respectively, upon the consummation of the acquisition on June 30, 1998.












                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      September 14, 1998                  /s/ Richard K. Vitelle
---------------------------              -----------------------
         Date                            Richard K. Vitelle
                                         Vice President - Finance
                                         (Principal Financial Officer)