Form 10-K/A
period 1998-06-30
SMTEK INTERNATIONAL INC
filed 1998-10-28
CIK 26987

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
Specified in Its Charter:      SMTEK INTERNATIONAL, INC.
                             ______________________________
          DELAWARE                                       33-0213512
 _____________________________                            _____________
 State or Other Jurisdiction of                        I.R.S. Employer
Incorporation or Organization No.                       Identification

Address of Principal Executive Offices:     2151 Anchor Court
                                            Thousand Oaks, CA 91320
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

     The Form 10-K filed on August 31, 1998, and as amended on September 14, 1998, is hereby amended to add to Item 14, Exhibit 13 (the Annual Report to security holders) the Corporate Profile and President's Letter to Stockholders.


CORPORATE PROFILE

     SMTEK International, Inc. (NYSE: SMK), formerly DDL Electronics, Inc., provides customized electronics manufacturing services (EMS) to original equipment manufacturers (OEMs) in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also fabricates multilayer printed circuit boards
(PCBs) for use primarily in the computer, communications and instrumentation industries.

     In the area of EMS, SMTEK International's core business, the Company provides high-complexity, high-mix small to medium volume applications for customers that stress strong partnership affiliations. The Company also is expanding its quick-turn EMS capabilities, to be known as SMTEK express Services, comprised of small, regional production centers located in proximity to large concentrations of OEMs whose requirements necessitate speed and rapid turnaround.

     Emphasizing exceptional levels of service and customer support, SMTEK International utilizes the most state-of-the-art manufacturing systems and processes available for EMS. These leading-edge technologies include sophisticated enterprise resource planning software to enhance production efficiencies and the extensive use of robotics in manufacturing.

     The Company's EMS operations are located in Southern California, Florida and Northern Ireland. Its PCB facilities are located in Northern Ireland. Headquartered in Thousand Oaks, California, SMTEK International employs approximately 530 people.

(Charts for last five years of Revenue, Operating Income (Loss) (excluding acquisition expenses), and Net Income (Loss) (excluding non-recurring items))


PRESIDENT'S LETTER TO STOCKHOLDERS

Dear Fellow Stockholders:

     In a year of transition, we recorded significant progress across a broad front, accomplishing the following:

*  Returned our Company to sustained profitability;

* Completed the Jolt Technology, Inc. acquisition as a key first step in creating a nationwide network of quick-turn EMS suppliers;

*  Slashed debt and strengthened the balance sheet;

* Continued to build the solid infrastructure and sophisticated capabilities needed for outstanding customer service and future expansion;

*  Established long-term partnership programs with growth-oriented OEMs;

* Closed the year with record backlog of $36.2 million, up 27 percent from the year earlier level.

     These accomplishments relate directly to the ambitious goals we set for ourselves when this management team assumed responsibility for the Company's direction in January 1996, concurrent with the acquisition of SMTEK, Inc. We have made notable progress, but these are only the first steps in what we hope to achieve. Now we plan to accelerate our aggressive strategy for profitable growth, further develop our industry presence, expand profitability and build long-term shareholder value.

(Chart of Backlog for last five years)

A New Era Begins Under A New Name

     As we enter a new fiscal year with the Company poised for further gains, we mark an important new beginning by changing our name to SMTEK International, Inc. Our new name reflects our core competency in surface mount technology (SMT) and builds on the thirteen-year reputation for quality and engineering excellence achieved by the Company's SMTEK, Inc. subsidiary. We intend to develop a strong, positive image for SMTEK International and a unified identity for our operating subsidiaries. The Company's stock will continue to trade on the New York Stock Exchange and Pacific Exchange, now under the ticker symbol SMK.

Improvement In Financial Results Well Under Way

     We registered gratifying gains in the twelve months ended June 30, 1998. Net income for the year totaled $1,102,000, excluding non-recurring expenses of $609,000 related to the Jolt acquisition. After those one-time charges, net income totaled $493,000, equal to two cents per share, compared to a net loss of $868,000, or three cents per share, in the previous fiscal year. Results for both years have been restated to reflect the acquisition of Jolt Technology on June 30, 1998 which has been accounted for as a pooling-of-interests.

     Revenues for the year rose to $53,265,000 from $51,640,000 a year ago. In evaluating revenues, it should be noted that relative to other EMS providers, our revenues contain a higher percentage of value-added services, which has greater potential for incremental profit improvement as we grow.

     We have now registered six consecutive quarters of operating profits and posted net income in five of those six quarters, excluding the previously mentioned non-recurring acquisition expenses. This turnaround comes after eight straight years of operating losses aggregating $67 million incurred prior to 1997.

(Chart of EBITDA (excluding acquisition expenses) for last five years)

     Excluding acquisition expenses in 1998, earnings before interest, taxes, depreciation and amortization (EBITDA) climbed 28 percent to $5,176,000 from $4,052,000 in fiscal 1997, and operating profit more than doubled to $2,154,000 from $1,036,000 one year ago. Gross margin was higher than the industry average. The Company's performance reflected the strength of our EMS operations, including Jolt's contribution.

Improving Balance Sheet Underpins Growth Initiatives

     SMTEK International's financial position has strengthened significantly, giving us greater flexibility to execute our ambitious growth plan. At year-end, long-term debt amounted to $7,186,000, down $2,259,000, or a substantial 24 percent, from $9,445,000 one year earlier, and a full 43 percent, or $5,374,000 less than $12,560,000 at the close of fiscal 1996. Working capital increased by more than $1 million year-over-year. Stockholders' equity grew 34 percent to $7,556,000 at the end of fiscal 1998 from $5,639,000 twelve months earlier.

(Charts of Gross Profit for last five years and Debt to Equity Ratio for last three years)

Quality, Service And State-of-the-Art Facilities Characterize SMTEK

     The Company's ongoing success will be based on providing total customer satisfaction which means superior value through price, quality, service and on-time delivery performance. Our state-of-the-art systems and technology are designed to provide our customers with a seamless level of service and support.

     We have built a solid, sophisticated infrastructure capable of supporting a much higher level of operations, and we will now focus on further improving utilization and profitability by driving revenue growth.

Jolt Technology Fuels Progress, Signals Future Direction

     The acquisition of Jolt Technology will be a major plus for SMTEK International going forward and exemplifies our strategic growth opportunities. Based in Fort Lauderdale, Florida, Jolt is a well-established, well-regarded supplier of quick-turn high-end electronic assemblies for OEMs, principally using surface mount technology. For five consecutive years, Jolt has received the Service Excellence Award for Contract Electronic
Manufacturers, sponsored by Circuits Assembly magazine and Technology Forecasters, Inc.

Growth Strategy Will Gain Momentum In the Coming Year

     We differentiate ourselves from other EMS providers by a clear strategic focus on the high-complexity, high-mix, small to medium lot segment of the business. Fueled by pervasive OEM outsourcing, SMTEK International is building key partnership engagements with growth-oriented customers such as our recently announced multi-year, multi-million dollar contract with Haas Automation, Inc. which we expect to ramp up to an annual run rate of more than $10 million.

(Chart of Earnings (Loss) Per Share (excluding non-recurring items) for last five years)

     Our aggressive acquisition program focuses on creating a nationwide network of quick-turn EMS companies to be known as SMTEK Express Services, and as of this writing, we are actively working to complete a number of transactions in key markets.

     We expect to achieve synergies by putting the resources of a larger company behind these operations which typically need capital, purchasing power and computer resources to enhance their competitiveness and drive growth.

     As Jolt's success demonstrates, this can be a great business, and we see tremendous opportunities in this niche. In a highly regionalized business where speed and service are essential, we are targeting geographic areas with a high concentration of OEMs, and plan to have several more SMTEK Express Service companies on line by the close of this fiscal year. Our goal is to differentiate our Company in the EMS industry through a strategy that involves establishing small, highly efficient centers, located in close proximity to customers, which provide phenomenal service and produce attractive margins.

A Key Goal:  Enhance Shareholder Value

     Ironically, as our Company's operating performance has shown dramatic improvement, our stock price has declined. This decline is consistent with the roughly 60 percent decline experienced during the past year by the overall EMS sector. As a stockholder, I find it unacceptable to allow the stock price to languish at such a low price.

(Chart of EBITDA Per Common Share (excluding acquisition expenses) for last five years)

     Armed with our improving results and great confidence in our strategy and outlook, we are launching a proactive, well-focused investment community outreach program targeted at generating new investor interest, stronger demand and broader support for SMTEK International's stock. To support this initiative, we are planning to restructure the stock through a reverse split in conjunction with the next acquisition, which will reduce the number of shares outstanding and increase the stock price. Importantly, the stock will again be marginable, and its marketability to potential institutional holders enhanced.

     The Company's listing on the New York Stock Exchange, the world's most prestigious financial market, is a cornerstone of these efforts. We have a longstanding relationship with the NYSE and anticipate a continued positive association with the Exchange.

The Outlook for Fiscal 1999 And Beyond Is Highly Positive

     With record backlog, important new partnership engagements, growing capabilities, acquisition prospects and a well-conceived strategy, we look forward to posting sustained growth in sales and earnings and to establishing SMTEK International as a top performer in its industry. While first quarter results will be somewhat soft due to an industry-wide downturn, we anticipate earnings momentum to gather as the year progresses. Our demonstrated ability to improve our operating results and balance sheet and to meld key acquisitions into our established international infrastructure auger very well for SMTEK's long-term future.

/s/ Gregory L. Horton
Gregory L. Horton
Chairman, President and CEO

(Photo of Gregory L. Horton)







                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      October 27, 1998                  /s/ Richard K. Vitelle
---------------------------              -----------------------
         Date                            Richard K. Vitelle
                                         Vice President - Finance
                                         (Principal Financial Officer)