Form 10-Q
period 1998-09-30
SMTEK INTERNATIONAL INC
filed 1998-11-16
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10-Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  SEPTEMBER 30, 1998

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


     For the transition period from            to
                                    -----------   ------------


Commission File Number:  1-8101


Exact Name of Registrant as
  Specified in Its Charter:  SMTEK INTERNATIONAL, INC.


State or Other Jurisdiction of                 I.R.S. Employer
Incorporation or Organization: DELAWARE        Identification No.: 33-0213512



Address of Principal Executive Offices:        2151 Anchor Court
                                               Thousand Oaks, CA 91320

Registrant's Telephone Number:                 (805) 376-2595


Former Name, if Changed Since Last Report:     DDL Electronics, Inc.



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]



The registrant had 34,088,128 shares of Common Stock outstanding as of November 6, 1998.



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                             	     September 30,       June 30,
                                       1998              1998
                                      ------            ------
                                    (Unaudited)
        Assets

Current assets:
  Cash and cash equivalents       $  4,059,000     $  4,413,000
  Accounts receivable, net           9,566,000        9,786,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             7,179,000        4,785,000
  Inventories, net                   3,104,000        2,446,000
  Prepaid expenses                     215,000          103,000
                                    ----------       ----------

     Total current assets           24,123,000       21,533,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         6,284,000        6,084,000
  Plant equipment                   16,015,000       15,646,000
  Office and other equipment         2,242,000        2,180,000
                                    ----------       ----------

                                    24,541,000       23,910,000
Less: Accumulated depreciation
 and amortization                  (17,792,000)     (17,035,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,749,000        6,875,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      2,854,000        3,171,000
  Deposits and other assets            250,000          251,000
                                    ----------      -----------

                                     3,104,000        3,422,000
                                    ----------      -----------

                                  $ 33,976,000     $ 31,830,000
                                    ==========       ==========



                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                                   September 30,       June 30,
                                       1998              1998
                                      ------            ------
                                    (Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable    $  4,225,000     $  4,441,000
  Current portion of
   long-term debt                    1,334,000        1,214,000
  Accounts payable                  10,281,000        7,795,000
  Accrued payroll and
   employee benefits                   910,000        1,211,000
  Other accrued liabilities          2,328,000        2,427,000
                                    ----------       ----------

     Total current liabilities      19,078,000       17,088,000
                                    ----------       ----------
Long-term debt:
  Note payable to related party      2,000,000        2,000,000
  Other long-term debt,
   less current portion              4,936,000        5,186,000
                                    ----------       ----------

     Total long-term debt            6,936,000        7,186,000
                                    ----------       ----------

Commitments and contingencies

Stockholders' equity:
  Common stock                         341,000          341,000
  Additional paid-in capital        32,159,000       32,159,000
  Accumulated deficit              (24,062,000)     (24,294,000)
  Accumulated other
   comprehensive losses               (476,000)        (650,000)
                                    ----------       ----------

     Total stockholders' equity      7,962,000        7,556,000
                                    ----------       ----------

                                  $ 33,976,000     $ 31,830,000
                                    ==========       ==========









                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                        Three Months Ended
                                           September 30,
                                      -----------------------
                                       1998             1997
                                      ------           ------

Revenues                          $ 14,065,000     $ 13,413,000

Cost of goods sold                  11,783,000       11,149,000
                                    ----------       ----------
Gross profit                         2,282,000        2,264,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         1,501,000        1,391,000
  Goodwill amortization                317,000          317,000
                                    ----------       ----------
                                     1,818,000        1,708,000
                                    ----------       ----------
Operating income                       464,000          556,000
                                    ----------       ----------
Non-operating income (expense):
  Interest income                       30,000           16,000
  Interest expense                    (242,000)        (264,000)
  Other income (expense), net            2,000           (7,000)
                                    ----------       ----------
                                      (210,000)        (255,000)
                                    ----------       ----------

Income before income taxes             254,000          301,000

Provision for income taxes              22,000              -
                                    ----------       ----------
Net income                        $    232,000     $    301,000
                                    ==========       ==========

Basic and diluted earnings
 per share                             $  0.01          $  0.01
                                          ====             ====
Shares used in computing
 earnings per share:

    Basic                           34,088,128       28,947,347
                                    ==========       ==========
    Diluted                         34,398,334       29,390,304
                                    ==========       ==========






                    See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                               -----------------------
                                                1998             1997
                                               ------           ------
Cash flows from operating activities:
  Net income                                $  232,000        $  301,000
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation expense                       428,000           397,000
    Amortization of goodwill                   317,000           317,000
    Eliminate duplicate period of pooled
     company to conform year-ends                  -            (322,000)
    Net increase in operating
     working capital                          (751,000)       (2,562,000)
    Other                                       16,000            18,000
                                             ---------         ---------
Net cash provided by (used in) operating
 activities                                    242,000        (1,851,000)
                                             ---------         ---------

Cash flows from investing activities:
  Capital expenditures                        (151,000)         (189,000)
  Proceeds from sale of assets                     -              19,000
							   ---------         ---------
Net cash used in investing activities         (151,000)         (170,000)
                                             ---------         ---------
Cash flows from financing activities:
  Proceeds from (repayments of) bank
   lines of credit                            (270,000)        1,295,000
  Proceeds from long-term debt                     -           2,000,000
  Payments of long-term debt                  (242,000)       (5,553,000)
  Proceeds from foreign government grants          -             122,000
                                             ---------         ---------
Net cash used in financing activities         (512,000)       (2,136,000)
                                             ---------         ---------

Effect of exchange rate changes on cash         67,000             2,000
                                             ---------         ---------
Decrease in cash and cash equivalents         (354,000)       (4,155,000)

Cash and cash equivalents at
 beginning of period                         4,413,000         5,398,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $4,059,000        $1,243,000
                                             =========         =========




                     See accompanying Notes to Unaudited
                      Consolidated Financial Statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of June 30, 1998), include the accounts of SMTEK International, Inc. and its subsidiaries (the "Company"). Effective October 9, 1998, the Company changed its name to SMTEK International, Inc. from DDL Electronics, Inc. The Company provides electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also manufactures multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications and instrumentation industries. The Company's EMS operations are located in Southern California, Florida and Northern Ireland. The Company's PCB facilities are located in Northern Ireland.

The acquisition of Jolt Technology, Inc. ("Jolt") on June 30, 1998 was accounted for under the pooling-of-interests method and accordingly, the consolidated financial statements prior to the acquisition have been restated to include the accounts and results of operations of Jolt for all periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1998 and its results of operations and cash flows for the three months ended September 30, 1998 and 1997.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1998 fell on July 3, 1998. In the accompanying consolidated financial statements, the 1998 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on October 2, 1998 and October 3, 1997. The three month period of fiscal 1999 consisted of 13 weeks compared to 14 weeks for the same period of fiscal 1998.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report to Stockholders as filed with the Securities and Exchange Commission on August 31, 1998.

Certain reclassifications have been made to the interim fiscal 1998 financial statements to conform with the fiscal 1999 financial statement presentation. Such reclassifications had no effect on the Company's results of operations or stockholders' equity.


Note 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share represents net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to SFAS 128 requirements.

A reconciliation of the numerator and denominator used in the computation of earnings per share follows:
                                                       Three months ended
                                                          September 30,
                                                     ---------------------
                                                       1998           1997
                                                      ------         ------
   Numerator:
Net income for basic earnings per share           $   232,000    $   301,000
Add back net interest related to
 convertible subordinated debentures                   34,000         34,000
                                                   ----------     ----------
Net income for diluted earnings computation       $   266,000    $   335,000
                                                   ==========     ==========

   Denominator:
Weighted average number of common shares
 outstanding for basic earnings per share          34,088,128     28,947,347
Assumed exercise of options and warrants
 net of shares assumed reacquired under
 treasury stock method                                    --         132,751
Assumed conversion of convertible
 subordinated debentures                              310,206        310,206
                                                   ----------     ----------
Total shares for diluted earnings per share        34,398,334     29,390,304
                                                   ==========     ==========


Options and warrants to purchase 4,626,480 shares of common stock at prices ranging from $0.75 to $3.50 were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price of the common shares, and would therefore be antidilutive.


Note 3 - ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:


                                     September 30,    June 30,
                                         1998           1998
                                         ----           ----
    Trade receivables                 $9,440,000     $9,890,000
    Other receivables                    277,000         63,000
    Less allowance for doubtful
     accounts                           (151,000)      (167,000)
                                       ---------      ---------
                                      $9,566,000     $9,786,000
                                       =========      =========



Note 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                     September 30,    June 30,
                                         1998           1998
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $36,841,000    $32,324,000
  Estimated earnings                   5,880,000      5,802,000
                                      ----------     ----------
                                      42,721,000     38,126,000
  Less:  Billings to date            (35,542,000)   (33,341,000)
                                      ----------     ----------
                                     $ 7,179,000    $ 4,785,000
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date.


Note 5 - INVENTORIES

Inventories consist of the following:

                                     September 30,    June 30,
                                         1998           1998
                                         ----           ----
  Raw materials                       $2,563,000     $2,014,000
  Work in process                        604,000        643,000
  Finished goods                         379,000        278,000
  Less reserves                         (442,000)      (489,000)
                                       ---------      ---------
                                      $3,104,000     $2,446,000
                                       =========      =========


Note 6 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                     September 30,    June 30,
                                         1998           1998
                                         ----           ----
  Environmental liabilities           $  511,000     $  528,000
  Accrued interest payable               257,000        237,000
  Other                                1,560,000      1,662,000
                                       ---------      ---------
                                      $2,328,000     $2,427,000
                                       =========      =========



Note 7 - FINANCING ARRANGEMENTS

Bank Credit Agreements

The Company has an accounts receivable-based working capital bank line of credit for its subsidiary, SMTEK, Inc. ("SMTEK California"), which provides for borrowings of up to $2,750,000 at an interest rate of prime (8.50% at September 30, 1998) plus 1.25%. At September 30, 1998, borrowings outstanding under this credit facility amounted to $2,444,000. SMTEK California's line of credit expires September 1, 1999. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $5,100,000), and provides for interest on borrowings at the bank's base rate (6.65% at September 30, 1998) plus 1.50%. At September 30, 1998, borrowings outstanding under this credit facility amounted to $1,781,000. The credit facility agreement with Ulster Bank Markets expires July 31, 1999.

Note payable to related party

The note payable to related party of $2,000,000 is payable to Thomas M. Wheeler, the Company's largest stockholder. The note bears interest at 8%, matures on October 31, 1999, and is secured by the common stock of the Company's subsidiary, SMTEK California.


Note 8 - PRO FORMA INCOME TAX EXPENSE

Effective June 30, 1998, the Company acquired Jolt, which was an S Corporation for income tax purposes prior to its acquisition by the Company. Following are pro forma consolidated operating results, which present state income taxes (the Company's federal NOLs are assumed to be utilized to shelter Jolt's federal taxable income) as a pro forma adjustment as if Jolt had filed C Corporation tax returns for the pre-acquisition periods:

                                        Three months ended
                                        September 30, 1997
                                       --------------------
Net income before pro forma
  adjustments, per consolidated
  statements of operations                  $ 301,000
Pro forma provision for income taxes           18,000
                                             --------
Pro forma net income                        $ 283,000
                                             ========


Note 9 - COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), as of the first quarter of fiscal 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company plans to display comprehensive income and its components in the Consolidated Statement of Stockholders' Equity in the year-end 1999 financial statements. Comprehensive income is comprised of the following:

                                         Three months ended
                                            September 30,
                                       ---------------------
                                        1998           1997
                                       ------         ------
Net income                            $ 232,000     $ 301,000
Other comprehensive income
 (loss), net of tax:
   Foreign currency translation
    adjustments                         174,000      (102,000)
                                       --------      --------
Comprehensive income                  $ 406,000     $ 199,000
                                       ========      ========


Accumulated other comprehensive losses presented on the accompanying consolidated condensed balance sheets consists of the foreign currency translation adjustment.


Note 10 - INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:
                                        Three months ended
                                           September 30,
                                       ---------------------
                                        1998           1997
                                       ------         ------
Interest paid                        $ 206,000      $ 244,000
                                       =======        =======


"Net increase in operating working capital" is comprised of the following:

                                         Three months ended
                                            September 30,
                                       ---------------------
                                        1998           1997
                                       ------         ------
Decrease in accounts receivable     $  392,000     $ 1,024,000
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts           (2,394,000)       (407,000)
Increase in inventories               (576,000)       (369,000)
Increase in prepaid expenses          (108,000)       (125,000)
Increase (decrease) in
  accounts payable                   2,353,000      (2,285,000)
Decrease in accrued payroll
 and employee benefits                (314,000)       (186,000)
Decrease in other liabilities         (104,000)       (214,000)
                                     ---------       ---------
Net increase in operating
 working capital                    $ (751,000)    $(2,562,000)
                                     =========       =========



Following is the supplemental schedule of non-cash investing and financing activities:
                                         Three months ended
                                            September 30,
                                       ---------------------
                                        1998           1997
                                       ------         ------
Capital expenditures financed by
 lease obligations                  $   29,000      $  36,000

Conversion of debt to equity        $      -        $  10,000



Note 11 - COMMITMENTS AND CONTINGENCIES

In September 1998, the Company received tax deficiency notices from the Internal Revenue Service in the total amount of $1,312,000 relating to income tax refunds received by the Company in 1995. Of this amount, $1,110,000 was recorded as an income tax benefit in fiscal 1996. Management believes the Company had a legitimate basis under Section 172(f) of the Internal Revenue Code to apply for and receive the amounts which have now been disallowed, and plans to appeal the tax deficiency notices and vigorously contest the assessment. Accordingly, no provision has been made in the financial statements for the three months ended September 30, 1998 for any amount which may ultimately have to be paid back to the government.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made below are forward-looking in nature and reflect the Company's current expectations and plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company. Meaningful factors that might cause such differences include, but are not limited to, significant historical losses, limited capital resources and a continuing need for financing, dependence on key personnel, concentration of revenues among major customers, historical dependence on government business on the part of the Company's California operating subsidiary, SMTEK, Inc. ("SMTEK California") and its recent shift into commercial business, industry conditions, competition, environmental matters, dependence on suppliers and other factors, as described in more detail in the section titled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-62621) on file with the Securities and Exchange Commission.


DESCRIPTION OF THE BUSINESS

The Company provides electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also manufactures multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications, and instrumentation industries. The Company's EMS operations are located in Southern California, Florida and Northern Ireland. Its PCB facilities are located in Northern Ireland.



RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending on the Friday closest to June
30. In the accompanying consolidated financial statements, the interim period end for both years is shown as September 30 for clarity of presentation. The actual periods ended on October 2, 1998 and October 3, 1997. The three month period of fiscal 1999 consisted of 13 weeks compared to 14 weeks for the comparable period of fiscal 1998.

Consolidated sales for the three months ended September 30, 1998 were $14,065,000, compared to $13,413,000 for the same period in the previous fiscal year. This increase is attributable to the Company's EMS operations, for which sales increased by 9% from the first quarter of last year. The increase in EMS revenues was offset by a 14% decline in PCB sales from the same period in the previous fiscal year, which was attributable to softness in the European PCB market.

Consolidated gross profit for the three months ended September 30, 1998 was $2,282,000 (16.2% of sales), compared to $2,264,000 (16.9% of sales) for the same period of the prior year. Gross profit of the EMS operations was $1,888,000 (15.6% of sales) for the three months ended September 30, 1998, compared to $1,805,000 (16.2% of sales) for the prior year, due to a change in the mix of business, with higher direct material costs as a percentage of revenues in the latest quarter. For the three months ended September 30, 1998, gross profit from PCB operations decreased approximately 14% from gross profit for the comparable period of the prior year, commensurate with the decrease in sales.

Administrative and selling expenses for the three months ended September 30, 1998 were $1,501,000 compared to $1,391,000 for the same period in the previous year. The increase is attributable to administrative and sales staff additions.

In the three months ended September 30, 1998, consolidated operating income was $464,000 compared to $556,000 for the same period in the previous fiscal year.

Interest expense decreased from $264,000 in the three months ended September, 30 1997 to $242,000 in the three months ended September 30, 1998. The decrease is primarily attributable to the additional week of operations included in the three months ended September 30, 1997 as a result of the Company's 52-53 week fiscal year.

The provision for income taxes of $22,000 for the three months ended September 30, 1998 represents state income tax. The Company does not have a federal or foreign income tax provision or liability due to the existence of net operating loss carryforwards for U.S. and United Kingdom income tax purposes.

Net income for the three months ended September 30, 1998 was $232,000 or $.01 per share, compared to $301,000 or $.01 per share for the three months ended September 30, 1997.


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in June 1997. SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", with a "management approach" basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in its annual financial statements for the fiscal year ending June 30, 1999. Management believes that the adoption of SFAS 131 will not have a material impact on the Company's financial position or results of operations.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company will adopt SFAS 133 in the first quarter of its fiscal year ending June 30, 2000. Management has not completed an evaluation of the effects this standard will have on the Company's consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,059,000 at September 30, 1998, and its bank lines of credit. During the three months ended September 30, 1998, cash and cash equivalents decreased by $354,000. This decrease consisted of capital expenditures of $151,000, repayments of bank lines of credit of $270,000 and reductions of long-term debt of $242,000, partially offset by cash provided by operating activities of $242,000 and the effect of exchange rate changes on cash of $67,000.

Components of operating working capital increased by $751,000 during the first three months of fiscal 1998, comprised of a $2,394,000 increase in costs and earnings in excess of billings on uncompleted contracts, a $576,000 increase in inventories, a $108,000 increase in prepaid expenses, and a $418,000 decrease in other accrued liabilities, partially offset by a $392,000 decrease in accounts receivable and a $2,353,000 increase in accounts payable.

The Company has an accounts receivable-based working capital bank line of credit for its subsidiary, SMTEK California, which provides for borrowings of up to $2,750,000 at an interest rate of prime (8.50% at September 30, 1998) plus 1.25%. At September 30, 1998, borrowings outstanding under this credit facility amounted to $2,444,000. SMTEK California's line of credit expires September 1, 1999. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $5,100,000), and provides for interest on borrowings at the bank's base rate (6.65% at September 30, 1998) plus 1.50%. At September 30, 1998, borrowings outstanding under this credit facility amounted to $1,781,000. The credit facility agreement with Ulster Bank Markets expires July 31, 1999.

The Company's EMS and PCB fabrication businesses require continuing investment in plant and equipment to remain competitive. In recent years, however, the Company's financial position has severely restricted its ability to make capital improvements in its facilities. Capital expenditures during fiscal 1998, 1997 and 1996 were approximately $1,424,000, $2,372,000, and $1,825,000, respectively. The Company anticipates it will need to increase its capital spending in the coming years in order to stay competitive as technology evolves. Capital expenditures for the three months ended September, 1998 were $180,000. Management estimates that capital expenditures of as much as $3 million may be required in fiscal 1999. Of that amount, the substantial majority is expected to be financed by a combination of capital leases, secured loans and foreign government grants.

Management believes that the Company's cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund operations for at least the next 12 months.


"YEAR 2000" ISSUES

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The global extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the economy and the Company. The Company uses computer information systems and manufacturing equipment which may be affected. It also relies on suppliers and customers who are also dependent on systems and equipment which use date dependent software.

The Company's Year 2000 compliance program includes the following phases: identifying systems that need to be replaced or fixed; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The Company has essentially completed the first phase of the program and is now primarily in the remediation phase. The amount of work required is not expected to be extensive, because the Company has replaced certain of its financial and operational systems during the last two years to enhance or better meet its functional and operational requirements. The Company believes that such replacements substantially meet or address its Year 2000 issues. In addition to such normal replacement, the Company may be required to modify some of the existing software and hardware in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. The Company also has contacted its major suppliers to assess their preparations for the year 2000. Similar contacts also are planned for major customers. These actions are intended to help mitigate the possible external impact of Year 2000 issues. Even so, it is impossible to fully assess the potential consequences if service interruptions occur from suppliers or in such infrastructure areas as utilities, communications, transportation, banking and government.

The Company anticipates that the remediation and validation phases of its Year 2000 compliance program will be completed by June 30, 1999. Management estimates that the total cost of its Year 2000 program will not exceed $250,000. If the Company is unsuccessful or if the remediation efforts of its key suppliers or customers are unsuccessful in dealing with Year 2000 problems, there may be a material adverse impact on the Company's consolidated results and financial condition. The Company is unable to quantify any potential adverse impact at this time, but will continue to monitor and evaluate the situation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, short-term and long-term debt, and foreign currency forward exchange contracts. At September 30, 1998, the carrying amount of long-term debt (including current portion thereof) was $8,270,000 and the fair value was $8,092,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues.

It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The Company did not have any open foreign currency forward exchange contracts open at September 30, 1998.

Based on the Company's overall currency rate exposure at September 30, 1998, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations, or cash flows of the Company.



PART II.  OTHER INFORMATION
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     27    Financial Data Schedule (electronic filing only)




                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      November 13, 1998                          /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                                (Principal Financial Officer)