Form 10-Q
period 1998-12-31
SMTEK INTERNATIONAL INC
filed 1999-02-12
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10 - Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  DECEMBER 31, 1998

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

Yes [X]  No [ ]



The registrant had 34,088,128 shares of Common Stock outstanding as of February 10, 1999.



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                             	      December 31,       June 30,
                                       1998              1998
                                      ------            ------
                                    (Unaudited)
        Assets

Current assets:
  Cash and cash equivalents       $  3,720,000     $  4,413,000
  Accounts receivable, net          10,435,000        9,786,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             7,763,000        4,785,000
  Inventories, net                   3,348,000        2,446,000
  Prepaid expenses                     279,000          103,000
                                    ----------       ----------

     Total current assets           25,545,000       21,533,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         6,196,000        6,084,000
  Plant equipment                   16,684,000       15,646,000
  Office and other equipment         2,286,000        2,180,000
                                    ----------       ----------

                                    25,166,000       23,910,000
Less: Accumulated depreciation
 and amortization                  (17,591,000)     (17,035,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   7,575,000        6,875,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      2,537,000        3,171,000
  Deposits and other assets            255,000          251,000
                                    ----------      -----------

                                     2,792,000        3,422,000
                                    ----------      -----------

                                  $ 35,912,000     $ 31,830,000
                                    ==========       ==========



                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                                    December 31,       June 30,
                                       1998              1998
                                      ------            ------
                                    (Unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable    $  3,882,000     $  4,441,000
  Current portion of
   long-term debt                    3,248,000        1,214,000
  Accounts payable                  12,341,000        7,795,000
  Accrued payroll and
   employee benefits                   894,000        1,211,000
  Other accrued liabilities          2,476,000        2,427,000
                                    ----------       ----------

     Total current liabilities      22,841,000       17,088,000
                                    ----------       ----------


Long-term debt                       5,009,000        7,186,000
                                    ----------       ----------

Commitments and contingencies

Stockholders' equity:
  Common stock                         341,000          341,000
  Additional paid-in capital        32,159,000       32,159,000
  Accumulated deficit              (23,854,000)     (24,294,000)
  Accumulated other
   comprehensive loss                 (584,000)        (650,000)
                                    ----------       ----------

     Total stockholders' equity      8,062,000        7,556,000
                                    ----------       ----------

                                  $ 35,912,000     $ 31,830,000
                                    ==========       ==========






                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                        Three Months Ended
                                           December 31,
                                      -----------------------
                                       1998             1997
                                      ------           ------

Revenues                          $ 15,568,000     $ 12,820,000

Cost of goods sold                  13,147,000       10,400,000
                                    ----------       ----------
Gross profit                         2,421,000        2,420,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         1,754,000        1,446,000
  Goodwill amortization                317,000          317,000
                                    ----------       ----------
                                     2,071,000        1,763,000
                                    ----------       ----------
Operating income                       350,000          657,000
                                    ----------       ----------
Non-operating income (expense):
  Interest income                       49,000           20,000
  Interest expense                    (241,000)        (269,000)
  Other income (expense), net           80,000          (10,000)
                                    ----------       ----------
                                      (112,000)        (259,000)
                                    ----------       ----------

Income before income taxes             238,000          398,000

Provision for income taxes              31,000              -
                                    ----------       ----------
Net income                        $    207,000     $    398,000
                                    ==========       ==========

Basic and diluted earnings
 per share                             $  0.01          $  0.01
                                          ====             ====
Shares used in computing
 earnings per share:

    Basic                           34,088,128       28,950,102
                                    ==========       ==========
    Diluted                         34,088,128       29,058,891
                                    ==========       ==========





                    See accompanying Notes to Unaudited
                    Consolidated Financial Statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                         Six Months Ended
                                           December 31,
                                      -----------------------
                                       1998             1997
                                      ------           ------

Revenues                          $ 29,633,000     $ 26,233,000

Cost of goods sold                  24,930,000       21,549,000
                                    ----------       ----------
Gross profit                         4,703,000        4,684,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         3,255,000        2,837,000
  Goodwill amortization                634,000          634,000
                                    ----------       ----------
                                     3,889,000        3,471,000
                                    ----------       ----------
Operating income                       814,000        1,213,000
                                    ----------       ----------
Non-operating income (expense):
  Interest income                       79,000           36,000
  Interest expense                    (483,000)        (533,000)
  Other income (expense), net           82,000          (17,000)
                                    ----------       ----------
                                      (322,000)        (514,000)
                                    ----------       ----------

Income before income taxes             492,000          699,000

Provision for income taxes              53,000              -
                                    ----------       ----------
Net income                        $    439,000     $    699,000
                                    ==========       ==========

Basic and diluted earnings
 per share                             $  0.01          $  0.02
                                          ====             ====
Shares used in computing
 earnings per share:

    Basic                           34,088,128       28,948,673
                                    ==========       ==========
    Diluted                         34,088,128       29,069,443
                                    ==========       ==========







                    See accompanying Notes to Unaudited
                    Consolidated Financial Statements.

                 SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Six Months Ended
                                                    December 31,
                                               -----------------------
                                                1998             1997
                                               ------           ------
Cash flows from operating activities:
  Net income                                $  439,000        $  699,000
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation expense                       877,000           815,000
    Amortization of goodwill                   634,000           634,000
    Eliminate duplicate period of pooled
     company to conform year-ends                  -            (464,000)
    Net increase in operating
     working capital                        (1,140,000)       (2,600,000)
    Other                                       30,000            75,000
                                             ---------         ---------
Net cash provided by (used in) operating
 activities                                    840,000          (841,000)
                                             ---------         ---------

Cash flows from investing activities:
  Capital expenditures                        (452,000)         (333,000)
                                             ---------         ---------

Cash flows from financing activities:
  Proceeds from (repayments of) bank
   lines of credit                            (584,000)        1,589,000
  Proceeds from long-term debt                     -           2,000,000
  Payments of long-term debt                  (530,000)       (5,786,000)
  Proceeds from foreign government grants          -             123,000
                                             ---------         ---------
Net cash used in financing activities       (1,114,000)       (2,074,000)
                                             ---------         ---------

Effect of exchange rate changes on cash         33,000            32,000
                                             ---------         ---------
Decrease in cash and cash equivalents         (693,000)       (3,216,000)

Cash and cash equivalents at
 beginning of period                         4,413,000         5,398,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $3,720,000        $2,182,000
                                             =========         =========




                     See accompanying Notes to Unaudited
                      Consolidated Financial Statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of SMTEK International, Inc. and its subsidiaries (the "Company"). Effective October 9, 1998, the Company changed its name to SMTEK International, Inc. from DDL Electronics, Inc. The Company provides electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also manufactures multilayer printed circuit boards ("PCBs") for use primarily in the computer, communications and instrumentation industries. The Company's EMS operations are located in Southern California, Florida and Northern Ireland. The Company's PCB facilities are located in Northern Ireland.

The acquisition of Jolt Technology, Inc. ("Jolt") on June 30, 1998 was accounted for under the pooling-of-interests method and accordingly, the consolidated financial statements prior to the acquisition have been restated to include the accounts and results of operations of Jolt for all periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 1998 and its results of operations and cash flows for the three and six months ended December 31, 1998 and 1997.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1998 fell on July 3, 1998. In the accompanying consolidated financial statements, the 1998 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation. The actual interim periods ended on January 1, 1999 and January 2, 1998. The three and six month periods of fiscal 1999 consisted of 13 weeks and 26 weeks, respectively, compared to 13 and 27 weeks for the same periods of fiscal 1998.

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

A reconciliation of the numerator and denominator used in the computation of earnings per share follows:

                              Three months ended          Six months ended
                               December 31, 1997          December 31, 1997
                              ------------------          -----------------
   Numerator:
Net income for basic
 and diluted earnings
 per share                        $  398,000                 $  699,000
                                  ==========                 ==========

   Denominator:
Weighted average number
 of common shares
 outstanding for basic
 earnings per share               28,950,102                 28,948,673
Assumed exercise of options
 and warrants net of shares
 assumed reacquired under
 treasury stock method               108,789                    120,770
                                  ----------                 ----------
Total shares for diluted
 earnings per share               29,058,891                 29,069,443
                                  ==========                 ==========


Options and warrants to purchase 4,626,480 shares of common stock at prices ranging from $0.50 to $3.50 were outstanding during the three and six months ended December 31, 1998, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price of the common shares, and would therefore be antidilutive.

Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $10.63 per share at any time prior to maturity, were outstanding during the three and six months ended December 31, 1998 and 1997, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Convertible subordinated debentures aggregating $323,000, due on May 15, 2001 and convertible at a price of $2.00 per share at any time prior to maturity, were outstanding during the three and six months ended December 31, 1998 and 1997, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.



Note 3 - ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:


                                      December 31,    June 30,
                                         1998           1998
                                         ----           ----
    Trade receivables                 $9,942,000     $9,890,000
    Other receivables                    635,000         63,000
    Less allowance for doubtful
     accounts                           (142,000)      (167,000)
                                       ---------      ---------
                                     $10,435,000     $9,786,000
                                      ==========      =========

Included in other receivables at December 31, 1998 are grants due from the Industrial Development Board for Northern Ireland of $83,000.


Note 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                      December 31,    June 30,
                                         1998           1998
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $43,457,000    $32,324,000
  Estimated earnings                   4,723,000      5,802,000
                                      ----------     ----------
                                      48,180,000     38,126,000
  Less:  Billings to date            (40,417,000)   (33,341,000)
                                      ----------     ----------
                                     $ 7,763,000    $ 4,785,000
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date.


Note 5 - INVENTORIES

Inventories consist of the following:

                                      December 31,    June 30,
                                         1998           1998
                                         ----           ----
  Raw materials                       $2,668,000     $2,014,000
  Work in process                        755,000        643,000
  Finished goods                         319,000        278,000
  Less reserves                         (394,000)      (489,000)
                                       ---------      ---------
                                      $3,348,000     $2,446,000
                                       =========      =========


Note 6 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                      December 31,    June 30,
                                         1998           1998
                                         ----           ----
  Environmental liabilities           $  506,000     $  528,000
  Accrued interest payable               351,000        237,000
  Other                                1,619,000      1,662,000
                                       ---------      ---------
                                      $2,476,000     $2,427,000
                                       =========      =========


Note 7 - FINANCING ARRANGEMENTS

Bank Credit Agreements

The Company has an accounts receivable-based working capital bank line of credit for its operating unit located in Thousand Oaks, California ("SMTEK T.O."), which provides for borrowings of up to $2,750,000 at an interest rate of prime (7.75% at December 31, 1998) plus 1.25%. At December 31, 1998, borrowings outstanding under this credit facility amounted to $2,747,000. SMTEK T.O.'s line of credit expires September 1, 1999. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $4,980,000), and provides for interest on borrowings at the bank's base rate (6.14% at December 31, 1998) plus 1.50%. At December 31, 1998, borrowings outstanding under this credit facility amounted to $1,135,000. The credit facility agreement with Ulster Bank Markets expires July 31, 1999.

Note payable to related party

The Company has a $2,000,000 note payable to Thomas M. Wheeler, the Company's largest stockholder. The note bears interest at 8%, matures on October 31, 1999, and is secured by the common stock of the Company's subsidiary, SMTEK T.O. The Company is currently evaluating various alternatives for paying off this note at or prior to maturity, as further discussed under "Liquidity and Capital Resources" in the accompanying "Management's Discussion and Analysis of Financial Condition and Results of Operation".



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


                                        Three months ended   Six months ended
                                         December 31, 1997   December 31, 1997
                                         -----------------   -----------------
Net income before pro forma
  adjustments, per consolidated
  statements of operations                    $ 398,000          $ 699,000
Pro forma provision for income taxes              8,000             26,000
                                               --------           --------
Pro forma net income                          $ 390,000          $ 673,000
                                               ========           ========


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

 Three months ended      Six months ended
                                        December 31,           December 31,
                                     -------------------    -----------------
                                      1998        1997       1998      1997
                                     ------      ------     ------    ------
Net income                          $207,000   $398,000    $439,000  $699,000
Other comprehensive income
 (loss), net of tax:
   Foreign currency translation
    adjustments                     (108,000)    83,000      66,000   (19,000)
                                    --------   --------    --------  --------
Comprehensive income                $ 99,000   $481,000    $505,000  $680,000
                                    ========   ========    ========  ========


"Accumulated other comprehensive loss" presented on the accompanying consolidated condensed balance sheets consists of the foreign currency translation adjustment.



Note 10 - INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:
                                         Six months ended
                                           December 31,
                                       ---------------------
                                        1998           1997
                                       ------         ------
Interest paid                        $ 335,000      $ 351,000
                                       =======        =======


"Net increase in operating working capital" is comprised of the following:

                                          Six months ended
                                            December 31,
                                       ---------------------
                                        1998           1997
                                       ------         ------
(Increase)decrease in
 accounts receivable               $  (581,000)    $   246,000
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts           (2,978,000)        (96,000)
(Increase) decrease in inventories    (876,000)        737,000
Increase in prepaid expenses          (176,000)       (293,000)
Increase (decrease) in
 accounts payable                    3,748,000      (2,897,000)
Decrease in accrued payroll
 and employee benefits                (324,000)       (241,000)
Increase (decrease) in
 other liabilities                      47,000         (56,000)
                                     ---------       ---------
Net increase in operating
 working capital                   $(1,140,000)    $(2,600,000)
                                     =========       =========


Following is the supplemental schedule of non-cash investing and financing activities:
                                          Six months ended
                                            December 31,
                                       ---------------------
                                        1998           1997
                                       ------         ------
Capital expenditures financed by
 lease obligations                  $  327,000      $ 233,000

Conversion of debt to equity        $      -        $  10,000


Note 11 - COMMITMENTS AND CONTINGENCIES

In September 1998, the Company received tax deficiency notices from the Internal Revenue Service in the total amount of $1,312,000 relating to income tax refunds received by the Company in 1995. Of this amount, $1,110,000 was recorded as an income tax benefit in fiscal 1996. Management believes the Company had a legitimate basis under Section 172(f) of the Internal Revenue Code to apply for and receive the amounts which have now been disallowed, and plans to appeal the tax deficiency notices and vigorously contest the assessment. Accordingly, no provision has been made in the financial statements for the six months ended December 31, 1998 for any amount which may ultimately have to be paid back to the government.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made below are forward-looking in nature and reflect the Company's current expectations and plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company. Meaningful factors that might cause such differences include, but are not limited to, significant historical losses, limited capital resources and a continuing need for financing, dependence on key personnel, concentration of revenues among major customers, historical dependence on government business on the part of the Company's Thousand Oaks, California operating unit ("SMTEK T.O.") and its recent shift into commercial business, industry conditions, competition, environmental matters, dependence on suppliers and other factors, as described in more detail in the section titled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-62621) on file with the Securities and Exchange Commission.


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


RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending on the Friday closest to June
30. In the accompanying consolidated financial statements, the interim period end for both years is shown as December 31 for clarity of presentation. The actual periods ended on January 1, 1999 and January 2, 1998. The three and six month periods of fiscal 1999 consisted of 13 weeks and 26 weeks, respectively, compared to 13 and 27 weeks for the same periods of fiscal 1998.

Consolidated sales for the three months ended December 31, 1998 were $15,568,000, compared to $12,820,000 for the same period in the previous fiscal year. This increase is attributable to the Company's EMS operations, for which sales increased by 32% from the second quarter of last year. The increase in EMS revenues was offset by a 24% decline in PCB sales from the same period in the previous fiscal year, which was attributable to softness in the European PCB market.

Consolidated sales increased from $26,233,000 for the six months ended December 31, 1997 to $29,633,000 for the latest six months. Sales for the Company's EMS operations increased by 20% for the latest six months compared to the six months ended December 31, 1997. The sales growth of the EMS operations is attributable primarily to several new contracts obtained by SMTEK T.O. Sales for the PCB operations for the six months ended December 31, 1998 decreased by 19% from the same period in the prior year, due to the same reason cited above for the three month period.

Consolidated gross profit for the six months ended December 31, 1998 was $4,703,000 (15.9% of sales), compared to $4,684,000 (17.9% of sales) for the same period of the prior year. Gross profit of the EMS operations was $3,981,000 (15.4% of sales) for the six months ended December 31, 1998, compared to $3,577,000 (16.6% of sales) for the prior year, due to the ramp-up of several new contracts in the six months ended December 31, 1998, as well as a change in the mix of business, with higher direct material costs as a percentage of revenues in the latest period. For the six months ended December 31, 1998, gross profit from PCB operations decreased approximately 35% from gross profit for the comparable period of the prior year, due to the decrease in sales and a decrease in higher margin quick-turn orders.

Administrative and selling expenses for the three and six months ended December 31, 1998 were $1,754,000 and $3,255,000, respectively, compared to $1,446,000 and $2,837,000 for the same periods in the previous year. The increase is attributable principally to administrative and sales staff additions.

In the three and six months ended December 31, 1998, consolidated operating income was $350,000 and $814,000, respectively, compared to $657,000 and $1,213,000 for the same periods in the previous fiscal year.

Interest expense decreased from $533,000 in the six months ended December 31, 1997 to $483,000 in the six months ended December 31, 1998. The decrease in interest expense is partly due to the fact that notes payable of $1,625,000 that were due from Jolt Technology, Inc. ("Jolt") to a Jolt shareholder were converted to Jolt common stock on June 30, 1998 as a condition of and prior to the consummation of the Jolt acquisition by the Company. Jolt's pre-acquisition interest expense is included in the Company's consolidated statement of operations pursuant to the pooling-of-interests accounting method. The additional week of operations included in the six months ended December 31, 1997 as a result of the Company's 52-53 week fiscal year also contributed to the decrease.

The provision for income taxes of $53,000 for the six months ended December 31, 1998 represents federal alternative minimum tax and state income tax. The federal alternative minimum tax is imposed at a 20% rate on the Company's alternative minimum taxable income, which is determined by making statutory adjustments to the Company's regular taxable income. Federal net operating loss carryforwards offset 90% of the Company's alternative minimum taxable income. The Company does not have a foreign income tax provision or liability due to the existence of net operating loss carryforwards for United Kingdom income tax purposes.

Net income for the six months ended December 31, 1998 was $439,000 or $.01 per share, compared to $699,000 or $.02 per share for the six months ended December 31, 1997.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $3,720,000 at December 31, 1998, and its bank lines of credit. During the six months ended December 31, 1998, cash and cash equivalents decreased by $693,000. This decrease consisted of capital expenditures of $452,000, repayments of bank lines of credit of $584,000 and reductions of long-term debt of $530,000, partially offset by cash provided by operating activities of $840,000 and the effect of exchange rate changes on cash of $33,000.

Components of operating working capital increased by $1,140,000 during the first six months of fiscal 1998, comprised of a $581,000 increase in accounts receivable, a $2,978,000 increase in costs and earnings in excess of billings on uncompleted contracts, a $876,000 increase in inventories, a $176,000 increase in prepaid expenses, and a $324,000 decrease in accrued payroll and employee benefits, partially offset by a $3,748,000 increase in accounts payable and a $47,000 increase in other liabilities.

The Company has an accounts receivable-based working capital bank line of credit for its subsidiary, SMTEK T.O., which provides for borrowings of up to $2,750,000 at an interest rate of prime (7.75% at December 31, 1998) plus 1.25%. At December 31, 1998, borrowings outstanding under this credit facility amounted to $2,747,000. SMTEK T.O.'s line of credit expires September 1, 1999. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $4,980,000), and provides for interest on borrowings at the bank's base rate (6.14% at December 31, 1998) plus 1.50%. At December 31, 1998, borrowings outstanding under this credit facility amounted to $1,135,000. The credit facility agreement with Ulster Bank Markets expires July 31, 1999.

The Company's EMS and PCB fabrication businesses require continuing investment in plant and equipment to remain competitive. In recent years, however, the Company's financial position has severely restricted its ability to make capital improvements in its facilities. Capital expenditures during fiscal 1998, 1997 and 1996 were approximately $1,424,000, $2,372,000, and $1,825,000, respectively. The Company anticipates it will need to increase its capital spending in the coming years in order to stay competitive as technology evolves. Capital expenditures for the six months ended December, 1998 were $1,526,000. Management estimates that capital expenditures of as much as $1.5 million may be required in the second half of fiscal 1999. Of that amount, the substantial majority is expected to be financed by a combination of capital leases, secured loans and foreign government grants.

The Company has a $2,000,000 note payable to Thomas M. Wheeler, the Company's largest stockholder. The note bears interest at 8%, matures on October 31, 1999, and is secured by the common stock of the Company's subsidiary, SMTEK T.O. The Company is currently evaluating various alternatives for paying off this note at or prior to maturity. Those alternatives include the possible private placement sale of common stock to raise part or all of the funds needed to retire the note. While no assurance can be given that the Company would be able to sell stock on acceptable terms or at all, management believes that the Company has the resources to pay off this note by its maturity date.

Management believes that the Company's cash resources, borrowing capacity on its working capital lines of credit and its equity raising capability are sufficient to fund operations for at least the next 12 months.


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

The Company's Year 2000 compliance program includes the following phases: identifying systems that need to be replaced or fixed; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The Company has essentially completed the first phase of the program and is now primarily in the remediation and validation phases. The amount of work required is not expected to be extensive, because the Company has replaced certain of its financial and operational systems during the last two years to enhance or better meet its functional and operational requirements. The Company believes that such replacements substantially meet or address its Year 2000 issues. In addition to such normal replacement, the Company may be required to modify some of the existing software and hardware in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. The Company also has contacted its major suppliers to assess their preparations for the year 2000. These actions are intended to help mitigate the possible external impact of Year 2000 issues. Even so, it is impossible to fully assess the potential consequences if service interruptions occur from suppliers or in such infrastructure areas as utilities, communications, transportation, banking and government.

The Company anticipates that the remediation and validation phases of its Year 2000 compliance program will be completed by June 30, 1999. Management estimates that the total cost of its Year 2000 program will not exceed $200,000. If the Company is unsuccessful or if the remediation efforts of its key suppliers are unsuccessful in dealing with Year 2000 problems, there may be a material adverse impact on the Company's consolidated results and financial condition. The Company is unable to quantify any potential adverse impact at this time, but will continue to monitor and evaluate the situation. The Company plans to create a Year 2000 contingency plan if validation testing of the systems is not satisfactorily completed by September 30, 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, short-term and long-term debt, and foreign currency forward exchange contracts. At December 31, 1998, the carrying amount of long-term debt (including current portion thereof) was $8,257,000 and the fair value was $8,079,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues.

It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The face amount of all the Company's outstanding foreign currency forward exchange contracts aggregated $740,000 at December 31, 1998.

Based on the Company's overall currency rate exposure at December 31, 1998, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations, or cash flows of the Company.



PART II.  OTHER INFORMATION
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     27    Financial Data Schedule (electronic filing only)




                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      February 11, 1999                         /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                                (Principal Financial Officer)
16

2