Form 10-Q
period 1999-03-31
SMTEK INTERNATIONAL INC
filed 1999-05-24
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10 - Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  MARCH 31, 1999

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

Yes [X]  No [ ]



The registrant had 34,088,128 shares of Common Stock outstanding as of May 10, 1999.



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                     March 31,         June 30,
                                       1999              1998
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $  3,314,000     $  4,413,000
  Accounts receivable, net          10,939,000        9,786,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             7,508,000        4,785,000
  Inventories, net                   3,891,000        2,446,000
  Prepaid expenses                     357,000          103,000
                                    ----------       ----------

     Total current assets           26,009,000       21,533,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         6,494,000        6,084,000
  Plant equipment                   18,743,000       15,646,000
  Office and other equipment         2,502,000        2,180,000
                                    ----------       ----------

                                    27,739,000       23,910,000
Less: Accumulated depreciation
 and amortization                  (18,461,000)     (17,035,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   9,278,000        6,875,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      2,988,000        3,171,000
  Deposits and other assets            320,000          251,000
                                    ----------      -----------

                                     3,308,000        3,422,000
                                    ----------      -----------

                                  $ 38,595,000     $ 31,830,000
                                    ==========       ==========



                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Unaudited - continued)

                                     March 31,         June 30,
                                       1999              1998
                                      ------            ------

Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable    $  3,628,000     $  4,441,000
  Current portion of
   long-term debt                    3,639,000        1,214,000
  Accounts payable                  12,016,000        7,795,000
  Accrued payroll and
   employee benefits                 1,269,000        1,211,000
  Other accrued liabilities          2,636,000        2,427,000
                                    ----------       ----------

     Total current liabilities      23,188,000       17,088,000
                                    ----------       ----------


Long-term debt                       7,451,000        7,186,000
                                    ----------       ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value;
    75,000,000 shares authorized;
    34,088,128 shares issued and
    outstanding in 1999 and 1998       341,000          341,000
  Additional paid-in capital        32,159,000       32,159,000
  Accumulated deficit              (23,774,000)     (24,294,000)
  Accumulated other
   comprehensive loss                 (770,000)        (650,000)
                                    ----------       ----------

     Total stockholders' equity      7,956,000        7,556,000
                                    ----------       ----------

                                  $ 38,595,000     $ 31,830,000
                                    ==========       ==========











                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                        Three Months Ended
                                             March 31,
                                      -----------------------
                                       1999             1998
                                      ------           ------

Revenues                          $ 14,524,000     $ 13,600,000

Cost of goods sold                  12,443,000       11,176,000
                                    ----------       ----------
Gross profit                         2,081,000        2,424,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         1,592,000        1,515,000
  Goodwill amortization                326,000          317,000
                                    ----------       ----------
                                     1,918,000        1,832,000
                                    ----------       ----------
Operating income                       163,000          592,000
                                    ----------       ----------
Non-operating income (expense):
  Interest income                       27,000           25,000
  Interest expense                    (221,000)        (280,000)
  Other income (expense), net          138,000          (46,000)
                                    ----------       ----------
                                       (56,000)        (301,000)
                                    ----------       ----------

Income before income taxes             107,000          291,000

Provision for income taxes              27,000              -
                                    ----------       ----------
Net income                        $     80,000     $    291,000
                                    ==========       ==========

Basic and diluted earnings
 per share                             $  0.00          $  0.01
                                          ====             ====
Shares used in computing
 earnings per share:

    Basic                           34,088,128       28,966,389
                                    ==========       ==========
    Diluted                         34,088,128       29,050,650
                                    ==========       ==========







                    See accompanying Notes to Unaudited
                    Consolidated Financial Statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                         Nine Months Ended
                                             March 31,
                                      -----------------------
                                       1999             1998
                                      ------           ------

Revenues                          $ 44,157,000     $ 39,833,000

Cost of goods sold                  37,373,000       32,725,000
                                    ----------       ----------
Gross profit                         6,784,000        7,108,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         4,847,000        4,352,000
  Goodwill amortization                960,000          951,000
                                    ----------       ----------
                                     5,807,000        5,303,000
                                    ----------       ----------
Operating income                       977,000        1,805,000
                                    ----------       ----------
Non-operating income (expense):
  Interest income                      106,000           61,000
  Interest expense                    (704,000)        (813,000)
  Other income (expense), net          220,000          (63,000)
                                    ----------       ----------
                                      (378,000)        (815,000)
                                    ----------       ----------

Income before income taxes             599,000          990,000

Provision for income taxes              80,000              -
                                    ----------       ----------
Net income                        $    519,000     $    990,000
                                    ==========       ==========

Basic and diluted earnings
 per share                             $  0.02          $  0.03
                                          ====             ====
Shares used in computing
 earnings per share:

    Basic                           34,088,128       28,954,431
                                    ==========       ==========
    Diluted                         34,088,128       29,063,031
                                    ==========       ==========







                    See accompanying Notes to Unaudited
                    Consolidated Financial Statements.

                 SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Nine Months Ended
                                                      March 31,
                                               -----------------------
                                                1999             1998
                                               ------           ------
Cash flows from operating activities:
  Net income                                $  519,000        $  990,000
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation expense                     1,463,000         1,258,000
    Amortization of goodwill                   960,000           954,000
    Eliminate duplicate period of pooled
     company to conform year-ends                  -            (464,000)
    Net increase in operating
     working capital                        (1,171,000)       (2,832,000)
    Gain on sale of assets                    (152,000)          (22,000)
    Other                                      (34,000)           83,000
                                             ---------         ---------
Net cash provided by (used in) operating
 activities                                  1,585,000           (33,000)
                                             ---------         ---------

Cash flows from investing activities:
  Capital expenditures                        (992,000)         (432,000)
  Proceeds from sale of assets                 152,000            16,000
  Purchase of subsidiary, net of cash
   acquired                                   (113,000)              -
                                             ---------         ---------
Net cash used in investing activities         (953,000)         (416,000)
                                             ---------         ---------

Cash flows from financing activities:
  Proceeds from (repayments of) bank
   lines of credit                            (817,000)        1,883,000
  Proceeds from long-term debt                     -           2,000,000
  Payments of long-term debt                  (897,000)       (5,995,000)
  Proceeds from foreign government grants          -             123,000
  S Corporation dividends paid                     -            (100,000)
                                             ---------         ---------
Net cash used in financing activities       (1,714,000)       (2,089,000)
                                             ---------         ---------

Effect of exchange rate changes on cash        (17,000)           86,000
                                             ---------         ---------
Decrease in cash and cash equivalents       (1,099,000)       (2,452,000)

Cash and cash equivalents at
 beginning of period                         4,413,000         5,398,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $3,314,000        $2,946,000
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

The acquisition of Jolt Technology, Inc. ("Jolt") on June 30, 1998 was accounted for under the pooling-of-interests method and accordingly, the consolidated financial statements prior to the acquisition have been restated to include the accounts and results of operations of Jolt for all periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1999 and its results of operations and cash flows for the three and nine months ended March 31, 1999 and 1998.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1998 fell on July 3, 1998. In the accompanying consolidated financial statements, the 1998 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on April 2, 1999 and April 3, 1998. The three and nine month periods of fiscal 1999 consisted of 13 weeks and 39 weeks, respectively, compared to 13 and 40 weeks for the same periods of fiscal 1998.

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


Note 2 - SUBSEQUENT EVENTS

On May 21, 1999, the Company sold 11,250,000 shares of common stock to Thomas
M. Wheeler, the Company's largest shareholder, for an aggregate price of $4,500,000. Giving effect to this transaction, Mr. Wheeler now owns approximately 39% of the Company's outstanding common stock. Also on May 21, the Company paid off a $2,000,000 note payable to Mr. Wheeler and accrued interest thereon of $302,000. Following is pro forma information for certain consolidated balance sheet items presented as if the sale of common stock and repayment of the note and accrued interest had occurred on March 31, 1999.

                                        March 31, 1999
                                  --------------------------
                                  As Reported      Pro forma
                                  -----------    -----------
Assets:
  Cash and cash equivalents       $ 3,314,000    $ 5,533,000

Liabilities:
  Current portion of
   long-term debt                 $ 3,639,000    $ 1,639,000
  Other accrued liabilities       $ 2,636,000    $ 2,355,000

Stockholders' equity:
  Common stock                    $   341,000    $   454,000
  Additional paid-in capital      $32,159,000    $36,546,000


Note 3 - ACQUISITION OF TECHNETICS, INC.

Effective January 29, 1999, the Company acquired all of the issued and outstanding capital stock of Technetics, Inc., a California corporation ("Technetics"). The purchase price of $379,000 was paid in cash of $275,000 and notes payable of $104,000. The Company also incurred acquisition-related fees and other costs totaling $29,000. The acquisition has been accounted for using the purchase method. In accordance with Accounting Principles Board Opinion No. 16, the total investment made in Technetics of $408,000 has been allocated to the assets and liabilities acquired at their estimated fair values at the acquisition date, which resulted in the recognition of goodwill of $776,000. The Company is amortizing the goodwill over 15 years.


Note 4 - EARNINGS PER SHARE

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

The number of shares used in computing diluted earnings per share for the three and nine months ended March 31, 1999 is equal to the weighted average number of common shares outstanding for the period and excludes the effect of options, warrants and convertible securities since these derivative securities are antidilutive, as discussed below.

Options and warrants to purchase 4,870,579 shares of common stock at prices ranging from $0.38 to $3.50 were outstanding during the three and nine months ended March 31, 1999, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price of the common shares, and would therefore be antidilutive.

Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $10.63 per share at any time prior to maturity, were outstanding during the three and nine months ended March 31, 1999 and 1998, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Convertible subordinated debentures aggregating $323,000, due on May 15, 2001 and convertible at a price of $2.00 per share at any time prior to maturity, were outstanding during the three and nine months ended March 31, 1999 and 1998, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

A reconciliation of the numerator and denominator used in the computation of earnings per share for the fiscal 1998 periods presented in the accompanying statements of operations follows:

                              Three months ended         Nine months ended
                                March 31, 1998             March 31, 1998
                              ------------------          -----------------
   Numerator:
Net income for basic
 and diluted earnings
 per share                        $  291,000                 $  990,000
                                  ==========                 ==========

   Denominator:
Weighted average number
 of common shares
 outstanding for basic
 earnings per share               28,966,389                 28,954,431
Assumed exercise of options
 and warrants net of shares
 assumed reacquired under
 treasury stock method                84,261                    108,600
                                  ----------                 ----------
Total shares for diluted
 earnings per share               29,050,650                 29,063,031
                                  ==========                 ==========


Note 5 - ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

                                       March 31,      June 30,
                                         1999           1998
                                         ----           ----
    Trade receivables                $10,795,000     $9,890,000
    Other receivables                    265,000         63,000
    Less allowance for doubtful
     accounts                           (121,000)      (167,000)
                                       ---------      ---------
                                     $10,939,000     $9,786,000
                                      ==========      =========

Included in other receivables at March 31, 1999 are grants due from the Industrial Development Board for Northern Ireland of $81,000

Note 6 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                       March 31,      June 30,
                                         1999           1998
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $24,577,000    $32,324,000
  Estimated earnings                   2,466,000      5,802,000
                                      ----------     ----------
                                      27,043,000     38,126,000
  Less:  Billings to date            (19,535,000)   (33,341,000)
                                      ----------     ----------
                                     $ 7,508,000    $ 4,785,000
                                      ==========     ==========

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled receivables are expected to be billed within 90 days of the balance sheet date.


Note 7 - INVENTORIES

Inventories consist of the following:

                                       March 31,      June 30,
                                         1999           1998
                                         ----           ----
  Raw materials                       $3,171,000     $2,014,000
  Work in process                      1,058,000        643,000
  Finished goods                         214,000        278,000
  Less reserves                         (552,000)      (489,000)
                                       ---------      ---------
                                      $3,891,000     $2,446,000
                                       =========      =========


Note 8 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                       March 31,      June 30,
                                         1999           1998
                                         ----           ----
  Environmental liabilities           $  481,000     $  528,000
  Accrued interest payable               356,000        237,000
  Other                                1,799,000      1,662,000
                                       ---------      ---------
                                      $2,636,000     $2,427,000
                                       =========      =========



Note 9 - FINANCING ARRANGEMENTS

Bank Credit Agreements

The Company has an accounts receivable-based working capital bank line of credit for its operating unit located in Thousand Oaks, California ("SMTEK T.O."), which provides for borrowings of up to $3,250,000 at an interest rate of prime (7.75% at March 31, 1999) plus 1.25%. At March 31, 1999, borrowings outstanding under this credit facility amounted to $3,241,000. SMTEK T.O.'s line of credit expires September 1, 1999. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $4,830,000), and provides for interest on borrowings at the bank's base rate (5.39% at March 31, 1999) plus 1.50%. At March 31, 1999, borrowings outstanding under this credit facility amounted to $387,000. The credit facility agreement with Ulster Bank Markets expires July 31, 1999.

Note payable to related party

At March 31, 1999, the Company had a $2,000,000 note payable and accrued interest thereon of $281,000 due to Thomas M. Wheeler, the Company's largest stockholder. On May 21, 1999, the Company repaid this $2,000,000 note payable and accrued interest thereon, as discussed in Note 2.


Note 10 - PRO FORMA INCOME TAX EXPENSE

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


                                        Three months ended   Nine months ended
                                          March 31, 1998      March 31, 1998
                                         -----------------   -----------------
Net income before pro forma
  adjustments, per consolidated
  statements of operations                    $ 291,000          $ 990,000
Pro forma provision for income taxes             17,000             43,000
                                               --------           --------
Pro forma net income                          $ 274,000          $ 947,000
                                               ========           ========



Note 11 - COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), as of the first quarter of fiscal 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company plans to display comprehensive income and its components in the Consolidated Statement of Stockholders' Equity in the year-end 1999 financial statements. Comprehensive income (loss) is comprised of the following:


                                    Three months ended     Nine months ended
                                        March 31,              March 31,
                                   -------------------    -------------------
                                    1999         1998      1999         1998
                                   ------       ------    ------       ------
Net income                        $  80,000   $519,000   $291,000  $  990,000
Other comprehensive income
 (loss), net of tax:
   Foreign currency translation
    adjustments                    (186,000)   101,000   (120,000)     82,000
                                   --------   --------   --------   ---------
Comprehensive income (loss)       $(106,000)  $620,000   $171,000  $1,072,000
                                   ========   ========   ========   =========


"Accumulated other comprehensive loss" presented on the accompanying consolidated condensed balance sheets consists of the foreign currency translation adjustment.


Note 12 - INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest as follows:
                                         Nine months ended
                                             March 31,
                                       ---------------------
                                        1999           1998
                                       ------         ------
Interest paid                        $ 534,000      $ 612,000
                                       =======        =======



"Net increase in operating working capital" is comprised of the following:

                                         Nine months ended
                                             March 31,
                                       ---------------------
                                        1999           1998
                                       ------         ------

(Increase)decrease in
 accounts receivable               $  (686,000)    $   311,000
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts           (2,723,000)     (1,251,000)
(Increase) decrease in inventories  (1,149,000)        658,000
Increase in prepaid expenses          (202,000)       (309,000)
Increase (decrease) in
 accounts payable                    3,779,000      (2,221,000)
Decrease in accrued payroll
 and employee benefits                 (66,000)        (24,000)
Increase (decrease) in
 other liabilities                    (124,000)          4,000
                                    ----------       ---------
Net increase in operating
 working capital                   $(1,171,000)    $(2,832,000)
                                    ==========       =========


Following is the supplemental schedule of non-cash investing and financing activities:
                                         Nine months ended
                                             March 31,
                                       ---------------------
                                        1999           1998
                                       ------         ------
Capital expenditures financed by
 lease obligations                  $  1,678,000    $ 237,000

Conversion of debt to equity        $      -        $  44,000

Notes payable issued as partial
 consideration for purchase of
 subsidiary                         $    104,000    $     -


Note 13 - COMMITMENTS AND CONTINGENCIES

In September 1998, the Company received tax deficiency notices from the Internal Revenue Service in the total amount of $1,312,000 relating to income tax refunds received by the Company in 1995. Of this amount, $1,110,000 was recorded as an income tax benefit in fiscal 1996. Management believes the Company had a legitimate basis under Section 172(f) of the Internal Revenue Code to apply for and receive the amounts which have now been disallowed, and is appealing the tax deficiency notices and plans to vigorously contest the assessment. Accordingly, no provision has been made in the financial statements for the nine months ended March 31, 1999 for any amount which may ultimately have to be paid back to the government.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made below are forward-looking in nature and reflect the Company's current expectations and plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company. Meaningful factors that might cause such differences include, but are not limited to, significant historical losses, limited capital resources and a continuing need for financing, dependence on key personnel, concentration of revenues among major customers, historical dependence on government business on the part of the Company's Thousand Oaks, California operating unit ("SMTEK T.O.") and its recent shift into commercial business, industry conditions, competition, environmental matters, dependence on suppliers, the effect of the year 2000 issue and other factors, as described in more detail in the section titled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-62621) on file with the Securities and Exchange Commission.


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


RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending on the Friday closest to June
30. In the accompanying consolidated financial statements, the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on April 2, 1999 and April 3, 1998. The three and nine month periods of fiscal 1999 consisted of 13 weeks and 39 weeks, respectively, compared to 13 and 40 weeks for the same periods of fiscal 1998.

Consolidated sales for the three months ended March 31, 1999 were $14,524,000, compared to $13,600,000 for the same period in the previous fiscal year. This increase is primarily attributable to the Company's EMS operations, for which sales increased by 8% from the third quarter of last year. The acquisition of Technetics, Inc. in the latest quarter was a contributing factor to the increase in EMS revenues. PCB sales for the latest quarter also increased by 3% from the three months ended March 31, 1998.

Consolidated sales increased from $39,833,000 for the nine months ended March 31, 1998 to $44,157,000 for the latest nine months. Sales for the Company's EMS operations increased by 16% for the latest nine months compared to the nine months ended March 31, 1998. The sales growth of the EMS operations is attributable primarily to several new contracts obtained by SMTEK T.O. Sales for the PCB operations for the nine months ended March 31, 1999 decreased by 12% from the same period in the prior year, which was attributable to softness in the European PCB market.

Consolidated gross profit for the nine months ended March 31, 1999 was $6,784,000 (15.4% of sales), compared to $7,108,000 (17.8% of sales) for the same period of the prior year. Gross profit of the EMS operations was $5,815,000 (15.3% of sales) for the nine months ended March 31, 1999, compared to $5,391,000 (16.4% of sales) for the prior year, due to the ramp-up of several new contracts in the nine months ended March 31, 1999, as well as a change in the mix of business, with higher direct material costs as a percentage of revenues in the latest period. For the nine months ended March 31, 1999, gross profit from PCB operations decreased approximately 44% from gross profit for the comparable period of the prior year, due to the decrease in sales and a decrease in higher margin quick-turn orders.

Administrative and selling expenses for the three and nine months ended March 31, 1999 were $1,592,000 and $4,847,000, respectively, compared to $1,515,000 and $4,352,000 for the same periods in the previous year. The increase is attributable principally to administrative and sales staff additions. The inclusion of the results of Technetics, Inc., which was acquired in the latest quarter, also contributed to the increase in administrative and selling expenses in the three and nine months ended March 31, 1999.

In the three and nine months ended March 31, 1999, consolidated operating income was $163,000 and $977,000, respectively, compared to $592,000 and $1,805,000 for the same periods in the previous fiscal year.

Interest expense decreased from $813,000 in the nine months ended March 31, 1998 to $704,000 in the nine months ended March 31, 1999. The decrease in interest expense is primarily due to the fact that notes payable of $1,625,000 that were due from Jolt Technology, Inc. ("Jolt") to a Jolt shareholder were converted to Jolt common stock on June 30, 1998 as a condition of and prior to the acquisition of Jolt by the Company. Jolt's pre-acquisition interest expense is included in the Company's consolidated statement of operations pursuant to the pooling-of-interests accounting method. The additional week of operations included in the nine months ended March 31, 1998 as a result of the Company's 52-53 week fiscal year also contributed to the decrease in interest expense.

In the three and nine months ended March 31, 1999, other income (expense) was $138,000 and $220,000, respectively, compared to ($46,000) and ($63,000) for the three and nine months ended March 31, 1998. The 1999 amounts include a gain recognized upon the sale of assets of $93,000 and $152,000 for the three and nine months ended March 31, 1999, respectively. For the comparable periods of the prior year, the gain recognized upon the sale of assets was insignificant. Also contributing to the change in other income (expense) is the fact that the 1999 results include foreign currency exchange rate gains of $44,000 and $70,000 in the three and nine months ended March 31, 1999, while 1998 results include foreign currency exchange rate losses of $44,000 and $85,000 in the three and nine months ended March 31, 1998.

The provision for income taxes of $80,000 for the nine months ended March 31, 1999 represents federal alternative minimum tax and state income tax. The federal alternative minimum tax is imposed at a 20% rate on the Company's alternative minimum taxable income, which is determined by making statutory adjustments to the Company's regular taxable income. Federal net operating loss carryforwards offset 90% of the Company's alternative minimum taxable income. Net operating loss carryforwards for United Kingdom income tax purposes offset substantially all of the Company's foreign taxable income.

Net income for the nine months ended March 31, 1999 was $519,000 or $.02 per share, compared to $990,000 or $.03 per share for the nine months ended March 31, 1998.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $3,314,000 at March 31, 1999, and its bank lines of credit. During the nine months ended March 31, 1999, cash and cash equivalents decreased by $1,099,000. This decrease consisted of capital expenditures of $992,000, cash used for the purchase of Technetics, Inc. (net of cash acquired) of $113,000, repayments of bank lines of credit of $817,000, reductions of long-term debt of $897,000, and the effect of exchange rate changes on cash of $17,000, partially offset by cash provided by operating activities of $1,585,000 and proceeds from the sale of assets of $152,000.

Components of operating working capital increased by $1,171,000 during the first nine months of fiscal 1999, comprised of a $686,000 increase in accounts receivable, a $2,723,000 increase in costs and earnings in excess of billings on uncompleted contracts, a $1,149,000 increase in inventories, a $202,000 increase in prepaid expenses, a $66,000 decrease in accrued payroll and employee benefits and a $124,000 decrease in other liabilities, partially offset by a $3,779,000 increase in accounts payable.

The Company has an accounts receivable-based working capital bank line of credit for its operating unit located in Thousand Oaks, California ("SMTEK T.O."), which provides for borrowings of up to $3,250,000 at an interest rate of prime (7.75% at March 31, 1999) plus 1.25%. At March 31, 1999, borrowings outstanding under this credit facility amounted to $3,241,000. SMTEK T.O.'s line of credit expires September 1, 1999. The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement includes a working capital line of credit of 3,000,000 pounds sterling (approximately $4,830,000), and provides for interest on borrowings at the bank's base rate (5.39% at March 31, 1999) plus 1.50%. At March 31, 1999, borrowings outstanding under this credit facility amounted to $387,000. The credit facility agreement with Ulster Bank Markets expires July 31, 1999.

The Company's EMS and PCB fabrication businesses require continuing investment in plant and equipment to remain competitive. In recent years, however, the Company's financial position has severely restricted its ability to make capital improvements in its facilities. Capital expenditures during fiscal 1998, 1997 and 1996 were approximately $1,424,000, $2,372,000, and $1,825,000, respectively. The Company anticipates it will need to increase its capital spending in the coming years in order to stay competitive as technology evolves. Capital expenditures for the nine months ended March 31, 1999 were $2,670,000.

At March 31, 1999, the Company had a $2,000,000 note payable and accrued interest thereon of $281,000 due to Thomas M. Wheeler, the Company's largest stockholder. On May 21, 1999, the Company repaid this $2,000,000 note payable and accrued interest thereon, as discussed in Note 2 to the accompanying unaudited consolidated financial statements.


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

The Company anticipates that the remediation and validation phases of its Year 2000 compliance program will be substantially completed by June 30, 1999. The cost incurred to date on the Company's Year 2000 compliance program is approximately $125,000. Management estimates that the total cost of its Year 2000 program will not exceed $200,000. If the Company is unsuccessful or if the remediation efforts of its key suppliers are unsuccessful in dealing with Year 2000 problems, there may be a material adverse impact on the Company's consolidated results and financial condition. The Company is unable to quantify any potential adverse impact at this time, but will continue to monitor and evaluate the situation. The Company plans to create a Year 2000 contingency plan if validation testing of the systems is not satisfactorily completed by September 30, 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, short-term and long-term debt, and foreign currency forward exchange contracts. At March 31, 1999, the carrying amount of long-term debt (including current portion thereof) was $11,090,000 and the fair value was $10,912,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues.

It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The Company did not have any open foreign currency forward exchange contracts open at March 31, 1999.

A portion of the Company's operations consists of investments in foreign subsidiaries. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates.





PART II.  OTHER INFORMATION
Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

     27    Financial Data Schedule (electronic filing only)




                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      May 24, 1999                         /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                                (Principal Financial Officer)
16

25