Form 10-K
period 1999-06-30
SMTEK INTERNATIONAL INC
filed 1999-10-15
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1999
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

Address of Principal Executive Offices:     2151 Anchor Court
                                            Thousand Oaks, CA 91320
                                           _________________________
Registrant's Telephone Number:              (805) 376-2595
                                             _________________________

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class        Name of each exchange on which registered
    _________________________       ________________________________________
   Common Stock, $.01 Par Value             Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported by Nasdaq on October 7, 1999 was $5,076,000. The registrant had 2,267,455 shares of Common Stock outstanding as of October 7, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE
Specified parts of the registrant's Annual Report to Stockholders for its fiscal year ended June 30, 1999 are incorporated by reference into Parts I and II hereof. Specified parts of the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

     THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS THERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENT ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE DESCRIBED AS "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (NO. 333-62621) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND DECLARED EFFECTIVE ON SEPTEMBER 17, 1998 AND IN OTHER DOCUMENTS THE COMPANY HAS FILED AND FILES, FROM TIME TO TIME, WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                 PART I

Item 1.   BUSINESS

GENERAL

     SMTEK International, Inc. (the "Company") is a provider of electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company also fabricates printed circuit boards ("PCBs") for use primarily in the computer, communications and instrumentation industries. Its EMS facilities are located in Southern California, Florida and Northern Ireland. Its PCB facilities are located in Northern Ireland and primarily serve customers in Western Europe.

	On January 29, 1999, the Company acquired Technetics, Inc. ("Technetics"), an EMS provider in San Diego, California, in order to enhance the Company's presence in the Orange County and San Diego areas. The acquisition of Technetics was accounted for under the purchase method of accounting.

     The Company was incorporated in California in 1959 and was reincorporated in Delaware in 1986. The Company's executive office is located at 2151 Anchor Court, Thousand Oaks, California 91320, telephone
(805) 376-2595.


FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHICAL AREA

     As indicated above, the Company operates in two business segments: electronics manufacturing services and printed circuit board fabrication. Information with respect to these segments' sales, operating income, and depreciation and amortization for each of the last three fiscal years is set forth in Note 11 to the consolidated financial statements of the accompanying 1999 Annual Report to Stockholders. In addition, Note 11 sets forth revenues and long-lived assets by geographic area. Such information is incorporated herein by reference and is made a part hereof.


INDUSTRY OVERVIEW

     Electronics Manufacturing Services Industry

     The EMS industry can be classified into two general segments: high-volume and low-to-medium volume. The Company focuses on the low-to-medium volume segment. Manufacturers in this segment are highly fragmented and competitive. Customer bases tend to be highly concentrated, with two or three customers typically accounting for a significant portion of an EMS provider's total revenue.

     Two principal assembly techniques are employed in providing higher-margin, higher-complexity contract manufacturing in the low-to-medium volume EMS market segment: surface mount technology ("SMT"), which accounts for the majority of manufacturing; and through-hole technology. Management believes that the low-to-medium volume EMS market is continuing to move toward SMT as the preferred manufacturing technique, mainly because semiconductors have continued to decline in size, thereby lowering manufacturing tolerances. The Company's production processes are predominantly SMT.

     Description of Products and Services - EMS

     Production of electronic assemblies for a customer is only performed when a firm order is received. Customer cancellations of orders are infrequent and are usually subject to cancellation charges. More often, a customer will delay shipment of orders based on its actual or anticipated needs. Electronic assemblies are produced based on one of two general methods, either "turnkey" (where the Company provides all materials, labor and equipment associated with producing the customers' product) or "consigned" (where the Company provides only labor and equipment for manufacturing electronic assemblies and the customer provides the materials).

     The Company's EMS operations provide both turnkey and consignment electronics manufacturing services using surface mount and through-hole interconnection technologies. The Company conducts the EMS portion of its business through its facilities in Thousand Oaks, San Diego and Fort Lauderdale and through its DDL Electronics Limited ("DDL-E") subsidiary in Northern Ireland. The Company's EMS operations do not fabricate any of the components or PCBs used in these processes. EMS sales represented approximately 86%, 84% and 80% of the Company's consolidated sales for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

    The materials procurement element of the Company's turnkey services consists of the planning, purchasing, expediting, warehousing and financing of the components and materials required to assemble a board-level or system-level assembly. Customers have increasingly required the Company and other providers of electronics manufacturing services to purchase some or all components directly from component manufacturers or distributors and to finance the components and materials. In establishing a turnkey relationship with a provider of electronics manufacturing services, a customer typically incurs costs in qualifying that EMS provider and, in some cases, its sources of component supply, to refine product design and develop mutually compatible information and reporting systems. With this relationship established, the Company believes that customers experience significant difficulty in expeditiously and effectively reassigning a turnkey project to a new assembler or in taking on the project themselves. At the same time, the Company faces the obstacle of attracting new customers away from existing EMS providers or from performing services in-house.

     Printed Circuit Board Industry

     The PCB fabrication industry historically served as additional capacity to electronic equipment OEMs' captive manufacturing facilities. However, as electronic products have become more sophisticated, the board manufacturing processes have become much more advanced, requiring greater capital investment and manufacturing expertise. As a result, many OEMs have outsourced substantially all of their PCB manufacturing requirements.

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

     The Company conducts its PCB fabrication business through its Irlandus Circuits Limited ("Irlandus") subsidiary located in Northern Ireland. PCB sales represented approximately 14%, 16% and 20% of the Company's consolidated sales for the fiscal years ended June 30, 1999, 1998 and 1997, respectively, with multilayer boards constituting a majority of the sales.



MARKETS AND CUSTOMERS

     The Company's sales in the EMS and PCB fabrication businesses and the percentage of its consolidated sales to the principal end-user markets it serves for the last three fiscal years were as follows (dollars in thousands):

                                       Year ended June 30
                      ----------------------------------------------------
   Markets                1999                1998                1997
------------          ------------        ------------        ------------
Computer             $ 3,036    5.1%     $ 4,935    9.3%     $ 4,622    9.0%
Telecommunications    11,628   19.5       10,062   18.9        7,233   14.0
Commercial avionics   15,130   25.6       11,333   21.3        9,838   19.1
Space and satellites   1,540    2.6        2,729    5.1        2,065    4.0
Banking automation     3,464    5.8        7,344   13.8        8,089   15.6
Industrial controls
 & instrumentation     8,400   14.1        3,934    7.4        7,189   13.9
Medical                4,883    8.2        3,428    6.4        2,609    5.1
Defense                7,156   12.0        4,802    9.0        4,666    9.0
Other                  4,255    7.1        4,698    8.8        5,329   10.3
                      ------  -----       ------  -----       ------  -----
    Total            $59,492  100.0%     $53,265  100.0%     $51,640  100.0%
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

     The Company's EMS segment had sales to one customer which accounted for 18.2% of revenues in fiscal 1999, sales to three customers which accounted for 19.9%, 13.8% and 13.8% of revenues in fiscal 1998, and sales to two customers which accounted for 17.8% and 15.7% of revenues in fiscal 1997.




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

    As the result of a recent earthquake in Taiwan, there may be supply shortages of tantalum capacitors, a key component used in many electronic assemblies. The Company is taking steps to minimize disruption of its operations by locating alternative sources of supply and, where necessary, acquiring such capacitors in advance of need.

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


INDUSTRY CONDITIONS AND COMPETITION

     The markets in which the EMS and PCB fabrication businesses operate are intensely competitive and have experienced excess production capacity for many years. Seasonality is not a significant factor in the EMS and PCB fabrication businesses. Competition is principally based on price, product quality, technical capability and the ability to deliver products on schedule. Both the price of and the demand for EMS and PCBs are sensitive to economic conditions, changing technologies and other factors. The technology used in EMS and fabrication of PCBs is widely available, and there are a large number of domestic and foreign competitors. Many of these firms are larger than the Company and have significantly greater financial, marketing and other resources. Many of the Company's competitors have also made substantial capital expenditures in recent years and operate technologically advanced EMS and PCB fabrication facilities. Furthermore, some of the Company's customers have substantial in-house EMS capabilities. There is a risk that when these customers are operating at less than full capacity they will use their own facilities rather than contract with the Company. Despite this risk, management believes that the Company has not experienced a significant loss of business to OEMs' captive assembly operations.

BACKLOG

     At June 30, 1999, 1998 and 1997, the Company's backlog was $39,523,000, $36,209,000 and $28,587,000, respectively. Backlog is comprised of orders believed to be firm for products that have scheduled shipment dates during the next 12 months. Some orders in the backlog may be canceled under certain conditions. Historically, a substantial portion of the Company's orders have been for shipment within 90 days of the placement of the order and, therefore, backlog information as of the end of a particular period is not necessarily indicative of long-term trends in the Company's business. In addition, the timing of orders from major customers may result in significant fluctuations in the Company's backlog and operating results from period to period.

ENVIRONMENTAL REGULATION

     The Company is currently involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California which was leased by one of the Company's former subsidiaries, Aeroscientific Corp. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs will be borne on a 50-50 basis between the Company and the property owner. At June 30, 1999, the Company had a reserve of $465,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. It is possible, however, that these future remediation costs could differ significantly from the estimates, and that the Company's portion could exceed the amount of its reserve. The Company's liability for remediation in excess of its reserve could have a material adverse impact on its business, financial condition and results of operations.

EMPLOYEES

     At June 30, 1999, the Company had approximately 620 employees.


Item 2.  PROPERTIES

     SMTEK conducts its operations from a 45,000 square foot facility in Thousand Oaks, California which is leased through May 31, 2000. The monthly rent was approximately $30,800 during fiscal 1999 and is subject to a 4% increase each year. SMTEK has the option to extend the lease term for three renewal periods of three years each. The lease rate during the renewal periods is subject to adjustment based on changes in the Consumer Price Index for the local area.

     Technetics conducts its business in an 18,000 square foot facility in San Diego, California which is leased through January 2005. The current monthly rent is approximately $9,600, and is subject to annual increases based on the local Consumer Price Index.

     Jolt occupies an 8,400 square foot facility in Fort Lauderdale, Florida which is leased through October 31, 2000 for $7,957 per month.

     DDL-E conducts its operations from a 67,000 square foot facility in Northern Ireland that was purchased in 1989. Irlandus owns and occupies a 63,000 square foot production facility and an adjacent 9,000 square foot office and storage facility in Northern Ireland.



    The following table lists principal plants and properties of the Company and its subsidiaries:
                                                       Owned
                                            Square       or
         Location                           Footage    Leased
       ------------                         ------     ------
  Thousand Oaks, California                  45,000     Leased
  San Diego, California                      18,000     Leased
  Fort Lauderdale, Florida                    8,400     Leased
  Craigavon, Northern Ireland                67,000     Owned
  Craigavon, Northern Ireland                63,000     Owned
  Craigavon, Northern Ireland                 9,000     Owned

     The Northern Ireland properties are pledged as security for installment loans payable to the Industrial Development Board for Northern Ireland, from which the properties were purchased. These loans had an aggregate outstanding balance of approximately $1,093,000 at June 30, 1999.


Item 3.  LEGAL PROCEEDINGS

     No material legal proceedings are currently pending as to which the Company or any of its properties is subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 20, 1999, a special meeting of stockholders was held at which the stockholders approved (1) a $4.5 million private placement sale of 562,500 post split shares of common stock to Thomas M. Wheeler, the Company's largest stockholder, who after the sale held 38.9% of the outstanding common stock of the Company, and (2) a 1-for-20 reverse stock split. There were 34,088,128 pre-split shares of common stock outstanding and entitled to vote at this meeting. Following is a summary of the voting (in pre-split shares):

                                               Votes
                                             Against or   Votes
                                  Votes For   Withheld  Abstained  Unvoted
                                  --------    -------    -------   -------
Private placement sale of
 Common stock to Thomas M.
 Wheeler                         19,080,872   1,997,799   84,624  12,924,833

1-for-20 reverse stock split     28,967,442   2,176,970   80,286   2,863,430



                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The information set forth under the caption "Market and Dividend Information" in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five-Year Financial Summary" in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in the Company's 1999 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and cash equivalents, and short-term and long-term debt. At June 30, 1999, the carrying amount of long-term debt (including current portion thereof) was $9,195,000 and the fair value was $8,879,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues. See Note 6 to the accompanying consolidated financial statements for maturities of long-term debt for the next five years.

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company, from time to time, may enter into foreign currency forward exchange contracts in an effort to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The Company did not have any open foreign currency forward exchange contracts at June 30, 1999.

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's proxy statement for its 1999 Annual Meeting of Stockholders.

                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

                                                           1999 Annual
                                                            Report to
                                                           Stockholders
                                                              ------
(a)(1) List of Financial Statements

List of data incorporated by reference:
  Report of KPMG LLP on consolidated
   financial statements                                         15
  Consolidated balance sheets as of June 30, 1999
   and 1998                                                     16
  Consolidated statements of operations for the
   years ended June 30, 1999, 1998 and 1997                     18
  Consolidated statements of cash flows for the
   years ended June 30, 1999, 1998 and 1997                     19
  Consolidated statements of stockholders'
   equity and comprehensive income (loss) for
   the years ended June 30, 1999, 1998 and 1997                 20
  Notes to consolidated financial statements                    21

(a)(2)  Financial Statement Schedules
   The financial statement schedules are omitted
   because they are either not applicable or the
   information is included in the notes to
   consolidated financial statements.
                                                    Form 10-K
                                                     -------
(a)(3)  List of Exhibits:
      Exhibit Index                                     12

(b) Reports on Form 8-K:

     On February 16, 1999, a Form 8-K was filed regarding the acquisition of Technetics, Inc. This Form 8-K was amended by the filing of a Form 8-K/A on April 14, 1999 to provide the required audited financial statements of Technetics and the unaudited pro forma financial information for this acquisition.

     On May 28, 1999, a Form 8-K was filed announcing the approval at the special stockholders meeting held on May 20, 1999 of a $4.5 million private placement sale of common stock to Thomas M. Wheeler, the Company's largest stockholder, and a 1-for-20 reverse stock split.

     On July 1, 1999, a Form 8-K was filed announcing that the Company's common stock listing had been transferred from the New York Stock Exchange to the Nasdaq SmallCap Market.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 15, 1999.

                                          SMTEK INTERNATIONAL, INC.


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


      Signature                      Title                      Date

/s/ Gregory L. Horton        Chief Executive Officer,      October 15, 1999
-----------------------       President and Chairman      ------------------
   Gregory L. Horton          of the Board


/s/ Richard K. Vitelle       Vice President-Finance and    October 15, 1999
-----------------------       Administration, Chief       ------------------
   Richard K. Vitelle         Financial Officer, Treasurer
                              and Secretary

/s/ James P. Burgess         Director                      October 12, 1999
-----------------------                                   ------------------
   James P. Burgess


/s/ Bruce E. Kanter          Director                      October 12, 1999
-----------------------                                   ------------------
   Bruce E. Kanter


/s/ Oscar B. Marx III        Director                      October 15, 1999
-----------------------                                   ------------------
   Oscar B. Marx III

                               EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

 2.1	    Stock Purchase Agreement dated January 24, 1999 between SMTEK
          International, Inc. and the shareholders of Technetics, Inc. (incorporated by reference to Exhibit 99-1 of the Company's Current Report on Form 8-K filed on February 12, 1999).

 3.1 Amended and Restated Certificate of Incorporation of SMTEK International, Inc.

 3.2 Bylaws of the Company, amended and restated effective March 1995 (incorporated by reference to Exhibit 3-b of the Company's 1995 Annual Report on Form 10-K).

 4.1 Indenture dated July 15, 1988, applicable to the Company's 8-1/2% Convertible Subordinated Debentures due August 1, 2008 (incorporated by reference to Exhibit 4-c of the Company's 1988 Annual Report on Form 10-K).

 4.1.1    Supplemental Indenture relating to the Company's 8-1/2%
          Convertible Subordinated Debentures due August 1, 2008
          (incorporated by reference to Exhibit 4-b of the Company's 1991 Annual Report on Form 10-K).

 4.2      Indenture relating to the Company's 7% Convertible
          Subordinated Debentures due 2001 (incorporated by reference to Exhibit 4-c of the Company's 1991 Annual Report on Form 10-K).

 4.3 Form of Series C Warrant Agreement dated as of July 1, 1995 and expiring on June 30, 2000 (incorporated by reference to Exhibit 4-f of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.4 Series D Warrant Agreement dated as of July 1, 1995 between the Company and Charles Linn Haslam covering 12,500 shares and expiring on June 30, 2000 (incorporated by reference to Exhibit 4-i of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.5 Form of Series E Warrant dated February 29, 1996 covering an aggregate 1,500,000 shares and expiring on February 28, 2001 (incorporated by reference to Exhibit 4-n of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.6 Form of Warrant and Contingent Payment Agreement for Series G Warrants dated as of March 31, 1996 between the Company and each of several former officers, key employees and directors of the Company under various consulting agreements and deferred fee arrangements covering an aggregate 198,624 shares expiring on June 1, 1998 (incorporated by reference to Exhibit 4-l of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 4.7 Form of Warrant Agreement for Series H Warrants dated July 1, 1995 among the Company and each of several former non-employee directors covering an aggregate of 15,000 shares expiring on June 30, 2000 (incorporated by reference to Exhibit C of the Company's Definitive Proxy Statement dated June 14, 1996).

 4.8 Stock Subscription Agreement dated March 4, 1999 between the Company and TMW Enterprises Inc. (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated April 16, 1999).

 10.1     1993 Stock Incentive Plan (incorporated by reference to
          Exhibit 4.7 of the Company's Registration Statement on Form S-8, Commission file No. 33-74400).

 10.2     1996 Stock Incentive Plan (incorporated by reference to
          Exhibit A of the Company's Proxy Statement for the fiscal 1995 Annual Stockholders Meeting).

 10.3 1996 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement for the fiscal 1995 Annual Stockholders Meeting).

 10.4     Form of Indemnity Agreement with officers and directors
          (incorporated by reference to Exhibit 10-o of the Company's 1987 Annual Report on Form 10-K).

 10.5 Standard Industrial Lease-Net dated August 1, 1984, among the Company, Aeroscientific Corp., and Bradmore Realty Investment Company, Ltd. (incorporated by reference to Exhibit 10-w of the Company's 1990 Annual Report on Form 10-K).

 10.5.1 Second Amendment to Lease among Bradmore Realty Investment Company, Ltd., the Company and the Company's Aeroscientific Corp. subsidiary, dated July 2, 1993 (incorporated by reference to Exhibit 10-cd of Registration Statement No. 33-63618).

 10.6 Grant Agreement dated August 29, 1989, between DDL Electronics Limited and the Industrial Development Board for Northern Ireland ("IDB") (incorporated by reference to Exhibit 10.29 of the Company's Registration Statement No. 33-39115).

 10.6.1 Agreement dated May 2, 1996, between DDL Electronics Limited and the IDB amending the Grant Agreement dated August 29, 1989, between DDL Electronics and the IDB (incorporated by reference to Exhibit 10.11.1 filed with the Company's 1996 Annual Report on Form 10-K).

 10.7 Form of Land Registry for the Company's Northern Ireland subsidiaries dated November 4, 1993 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 1993).


 10.8 Employment Agreement and Letter of Understanding and Agreement dated October 15, 1995 between the Company and Gregory L. Horton (incorporated by reference to Exhibit 99.2 filed with the Company's Current Report on Form 8-K dated January 12,
          1996).

 10.9 Employment Agreement dated September 12, 1996 between the Company and Richard K. Vitelle (incorporated by reference to
          Exhibit 10.15 filed with the Company's 1996 Annual Report on
          Form 10-K).

 11 Statement re Computation of Per Share Earnings (incorporated by reference to Note 9 to the consolidated financial statements of the 1999 Annual Report to Stockholders).

 13       Annual Report to security holders.

 21       Subsidiaries of the Registrant.

 23       Consent of KPMG LLP.

 27       Financial Data Schedule.

 99       Undertaking for Form S-8 Registration Statement.