Form 10-K/A
period 1999-07-02
SMTEK INTERNATIONAL INC
filed 1999-11-01
CIK 26987

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

     Part I (Item 3) and Part III (Items 10, 11, 12 and 13) are hereby added to the registrant's Form 10-K filed on October 15, 1999.



                              PART I


Item 3. LEGAL PROCEEDINGS

     On October 20, 1999, an action was filed in the Superior Court of the State of California in the County of Ventura styled as Reiss vs. SMTEK International, Inc. (the "Company"). The action purports to arise out of the merger of the Company with Jolt Technology, Inc. Also named as a plaintiff is Charlene Gondek, a shareholder of the Company. The complaint asserts claims against the Company and certain of its present and former officers and directors for breach of contract, common law fraud, and violation of the California Corporate Securities Act. The Company denies the allegations of the complaint, and intends a vigorous defense.


                             PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     DIRECTORS AND EXECUTIVE OFFICERS

                        PRINCIPAL OCCUPATION AND                 YEAR FIRST
                      BUSINESS EXPERIENCE INCLUDING               ELECTED A
      NAME               SERVICE ON OTHER BOARDS        AGE        DIRECTOR


Class I Director to Continue in Office Until the 1999 Annual Meeting:

James P. Burgess     Vice President, Trilogy Marketing   68          1998
                     Inc.


Class II Directors to Continue in Office Until the 2000 Annual Meeting:

Gregory L. Horton    Chief Executive Officer,            43          1996
                     President and Chairman of
                     the Board of Directors,
                     SMTEK International, Inc.


Bruce E. Kanter      Management consultant               56          1998


Class III Director to Continue in Office Until the 2001 Annual Meeting:

Oscar B. Marx, III   President and CEO,                  60          1998
                     TMW Enterprises Inc.


     Mr. Burgess has served as Vice President of Trilogy Marketing, Inc., a manufacturers representative for electronics products companies, since 1996. From 1995 to 1996, Mr. Burgess served as Vice President of Alcoa Fujikura Limited, a supplier of electrical products to the automotive industry. Mr. Burgess served as Vice President of Electro-Wire Products, Inc., an electrical distribution company, from 1985 to 1995, prior to the acquisition of that company by Alcoa Fujikura Limited.

     Mr. Horton became the Company's President and Chief Executive Officer in January 1996, following the Company's acquisition of SMTEK, Inc. He was appointed a director in February 1996, and was appointed Chairman of the Board in July 1996. Since 1986, he has also served as the President and Chief Executive Officer of SMTEK, Inc., a subsidiary of the Company.

     Mr. Kanter has provided management consulting services to various companies since 1994. From 1991 to 1994, Mr. Kanter served as Executive Vice President, Chief Financial Officer and director of Westwood One, Inc., the parent company of several national radio networks and the largest producer and distributor of radio programming. Mr. Kanter is a director of Discus Dental, a privately held marketer and manufacturer of dental products.

     Mr. Marx has served as President and CEO of TMW Enterprises Inc., a private equity investment company, since 1995, and as Chairman of Pullman Industries, a privately held metal-forming company, since 1996. Mr. Marx served as President and CEO of Electro-Wire Products, Inc., an electrical distribution company, from 1994 to 1995, and as Vice President - Automotive Components Group of Ford Motor Company from 1989 to 1994. Mr. Marx is a director of Parametric Technology Corporation and Amerigon Inc. (Nasdaq traded companies), Tesma International (an automotive parts company listed on the Toronto Stock Exchange) and Ecoair Company (a privately held technology development company).

     None of the Company's executive officers or directors are related by blood or marriage. There are no arrangements or understandings between the listed individuals and any other person pursuant to which those individuals were selected as an officer or director.


     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, the directors and executive officers of the Company and persons who own more than 10% of the Company's Common Stock ("statutory insiders") are required to file reports of their ownership of the Company's Common Stock on Form 3 and any subsequent changes in that ownership on Form 4 or Form 5 with the Securities and Exchange Commission.

     To the Company's knowledge, based solely upon its review of the copies of such reports required to be furnished to the Company during or with respect to the fiscal year ended July 2, 1999, the Company believes that all Section 16(a) filing requirements applicable to its statutory insiders during or for such fiscal year were satisfied, except: (1) George R. Weatherford, who was appointed Corporate Vice President of Operations in August 1998, did not file his Form 3 until after the due date for such form; (2) Charlene Gondek, who served as a director until August 6, 1999, did not file her Form 5 until after the due date for such form; and (3) Thomas M. Wheeler, who owns more than 10% of the Company's stock and who served as a director until September 29, 1998, did not file a Form 4 to report the acquisition of 562,500 shares of the Company's common stock on May 21, 1999. This acquisition by Mr. Wheeler was reported on a Schedule 13-D/A filed by him on June 1, 1999, and on his Form 5 filed on August 13, 1999.


Item 11. EXECUTIVE COMPENSATION

     EXECUTIVE COMPENSATION TABLE

     The following table sets forth the cash compensation paid or accrued by the Company, as well as certain other compensation, for its fiscal years ended June 30, 1999, 1998 and 1997 to each of the Company's executive officers whose compensation exceeded $100,000 for the fiscal year ended June 30, 1999:

                                                                 Long-Term
       Name and                       Annual Compensation       Compensation
      Principal                    --------------------------     Awards:
      Positions       Age   Year   Salary      Bonus    Other    Options(#)
    --------------    ---   ----   ------     -------   -----      -------
Gregory L. Horton      43   1999  $150,000   $ 85,000     (1)       25,000(3)
 Chairman, President        1998   150,000    126,000     (1)         -0-
 and CEO                    1997   150,000     97,000     (1)       20,500

Richard K. Vitelle     46   1999  $125,000   $ 10,000     (1)       19,250(3)
 VP Finance & Admin.,       1998   125,000     10,000     (1)         -0-
 CFO and Secretary          1997   123,000     37,000     (1)       19,250

George R. Weatherford  59   1999  $ 93,000(2) $17,000     (1)       14,864(4)
 Corp. VP Operations


     (1) Total perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the executive's salary and bonus.

     (2) Mr. Weatherford was appointed Corporate Vice President of Operations of the Company in August 1998. His reported compensation represents Mr. Weatherford's salary from the time of his appointment to fiscal year-end.

     (3) Consists of options repriced in fiscal 1999 which had originally been issued in years prior to fiscal 1999.

     (4) Includes 4,864 options repriced in fiscal 1999 which had originally been issued in years prior to fiscal 1999.

     Mr. Horton's biographical information appears under Item 10 above.

     Mr. Vitelle has served as the Company's Vice President of Finance and Administration, Chief Financial Officer and Secretary since January 1996. From 1993 until 1996 he served as Chief Financial Officer of InVitro International, Inc., a publicly held company engaged in developing and marketing in vitro diagnostic testing systems.

     Since August 1998, Mr. Weatherford has served as the Company's Corporate Vice President of Operations. From March 1997 until August 1998, he served as Managing Director of Irlandus Circuits Ltd., the Company's printed circuit board fabrication subsidiary located in Northern Ireland. Prior to 1997, Mr. Weatherford had over 20 years experience in general management positions with various companies within the U.S. printed circuit board industry.



     OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 1999

     The following table sets forth information concerning options granted to each of the named executive officers during fiscal 1999 (including the repricing of previously granted options):

                                                       Potential Realizable
                           % of Total                    Value at Assumed
                             Options    Exer-          Annual Rates of Stock
                           Granted to   cise             Price Appreciation
                            Employees  or Base   Expir-    for Option Term
                   Options  in Fiscal   Price    ation     --------------
     Name          Granted    Year      ($/Sh.)  Date       5%        10%
   --------        -------    ----       ----    ----      ----      -----
Gregory Horton      25,000    19.1%     $10.00  11/20/08  $157,000  $398,000

Richard Vitelle     19,250    14.7%     $10.00  11/20/08  $121,000  $307,000

George Weatherford  14,864    11.4%     $10.00  11/20/08  $ 93,000  $237,000


     AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END
      OPTION VALUES

     The following table sets forth information concerning options held by each of the named executive officers as of June 30, 1999:

                                        Number of
                                        Securities         Value of
                                        Underlying        Unexercised
                                       Unexercised        In-the-Money
                                        Options at         Options at
                  Shares              Fiscal Year-End    Fiscal Year-End
                Acquired on  Value     Exercisable/       Exercisable/
      Name       Exercise   Realized   Unexercisable(1)   Unexercisable(2)
     ------       --------  --------   -------------       -------------
Gregory Horton      -0-      $ -0-    18,333 / 6,667        $ -0- /$ -0-

Richard Vitelle     -0-      $ -0-    13,666 / 5,584        $ -0- /$ -0-

George Weatherford  -0-      $ -0-     4,864 /10,000        $ -0- /$ -0-


(1) All options listed in the table are exercisable at option prices equal to fair market value on the date of grant.

(2) The value of unexercised in-the-money options is based upon the fair market value for the common stock on June 30, 1999 of $6.50 less the applicable option conversion price.


     TEN-YEAR OPTION/SAR REPRICINGS

                                   NUMBER OF               EXERCISE             LENGTH OF
                                  SECURITIES  MARKET PRICE PRICE  AT            ORIGINAL
                                  UNDERLYING  OF STOCK AT   TIME OF            OPTION TERM
                                    OPTIONS     TIME OF    REPRICING   NEW      REMAINING
                                  REPRICED OR REPRICING OR    OR     EXERCISE  AT DATE OF
                                    AMENDED    AMENDMENT   AMENDMENT  PRICE   REPRICING OR
          NAME             DATE       (#)         ($)         ($)      ($)      AMENDMENT
          ----           -------- ----------- ------------ --------- -------- -------------
Stephen M. Andres....... 11/06/89       124      97.50     119.60     97.50   1 yr.   0 mos.
                         11/06/89       208      97.50     150.50     97.50   2 yrs.  0 mos.
                         11/06/89        83      97.50     186.72     97.50   3 yrs.  0 mos.
                         11/06/89       200      97.50     225.00     97.50   4 yrs.  0 mos.
                         11/06/89       500      97.50     190.00     97.50   5 yrs.  0 mos.
                         11/06/89       250      97.50     145.00     97.50   6 yrs.  2 mos.
                         11/06/89       300      97.50     140.00     97.50   8 yrs.  0 mos.

Gregory L. Horton....... 11/20/98     4,500      10.00      32.50     10.00   7 yrs.  5 mos.
                         11/20/98    15,500      10.00      25.00     10.00   7 yrs. 10 mos.
                         11/20/98     5,000      10.00      20.00     10.00   8 yrs.  4 mos.
                         10/03/96    15,500      25.00      35.00     25.00   9 yrs.  9 mos.

Richard K. Vitelle...... 11/20/98    19,250      10.00      25.00     10.00   7 yrs.  9 mos.
                         09/12/96     4,250      25.00      32.50     25.00   9 yrs.  8 mos.
                         09/12/96     5,000      25.00      35.00     25.00   9 yrs.  9 mos.
                         11/06/89       250      97.50     140.00     97.50   8 yrs.  0 mos.
                         11/06/89       125      97.50     153.75     97.50   8 yrs. 11 mos.

Alan R. Steel............11/06/89     2,000      97.50     145.00     97.50   9 yrs.  8 mos.

George R. Weatherford... 11/20/98     2,500      10.00      25.00     10.00   8 yrs.  3 mos.
                         11/20/98     2,364      10.00      15.00     10.00   9 yrs.  0 mos.


     EMPLOYMENT AGREEMENTS AND EXECUTIVE SEVERANCE ARRANGEMENTS

     Mr. Horton's employment agreement provides for a base salary of $150,000, subject to annual reviews of the Compensation Committee. Effective July 1, 1999, Mr. Horton's base salary was increased to $200,000. Mr. Horton's employment is "at will." Should he voluntarily resign or be terminated for cause, Mr. Horton will not be entitled to severance pay. He is entitled to severance equal to 20 months' base salary if he is terminated without cause. As further described in the accompanying Report of the Compensation Committee, Mr. Horton was awarded a cash bonus of $85,000 for fiscal year 1999. See "Compensation of Chief Executive Officer."

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

     Mr. Weatherford's employment agreement provides for a base salary of $105,000 per year. Effective August 23, 1999, Mr. Weatherford's base salary was increased to $125,000. For fiscal 1999, Mr. Weatherford's agreement provided for a bonus equal to 1% of the pretax income of each operating unit. Mr. Weatherford is entitled to six months' salary continuation as severance in the event his employment is terminated in conjunction with a change in control of the Company or the termination of the Chief Executive Officer.


     DIRECTOR COMPENSATION

     Directors do not receive cash compensation for their services on the Company's Board of Directors except for reimbursement of travel expenses.

     Pursuant to the 1998 Non-Employee Directors Stock Plan (the "Directors Plan"), annually on July 1 each non-employee director is automatically granted, without further action by the Board, a stock option to purchase 1,500 shares of the Company's Common Stock. The exercise price per share of all options granted under the Directors Plan is equal to 100% of the fair market value of the Common Stock at the time of grant. Under the terms of the Directors Plan, each option granted is fully exercisable upon the grant date. Each option grant has a ten-year term. On July 1, 1999 options covering a total of 6,000 shares were granted to non-employee directors at an option price of $6.50 per share.

     The Directors Plan also provides for compensation payable in the form of shares of Common Stock with a fair market value of $1,000 for attendance in person for each Board of Directors meeting or $500 for attendance by conference telephone call for each Board of Directors meeting, and $500 for attendance in person or by conference telephone call for each meeting of the committees of the Board of Directors if such committee meetings are not held in conjunction with meetings of the Board of Directors.

     No stock certificates may be delivered to a director until six months from the date of grant of an option or from the date of issuance of the shares.


     REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors (the "Committee") administers the Company's executive compensation programs and reviews and approves salaries and bonuses of the executive officers named in the Executive Compensation Table. The Company's executive compensation programs are designed to:

     - provide competitive levels of base and incentive compensation in order to attract, retain and motivate high quality employees;

     - tie individual total compensation to individual performance and the success of the Company; and

     - align the interests of the Company's executive officers with those of its stockholders.

     Base Salary. Base salary is targeted to be moderate yet competitive in relation to salaries commanded by those in similar positions in comparable companies. The Committee reviews management's recommendations for executives' salaries and examines survey data for executives with similar responsibilities in comparable companies to the extent practicable, and to the extent such data is available. Individual salary determinations are based on experience, achievement of goals and objectives, sustained performance and comparison to peer level positions outside the Company.

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

     Stock Options. The Board of Directors administers the Company's 1993 and 1996 Stock Incentive Plans, which are designed to align the interests of management and other key employees with those of the Company's stockholders. The number of stock options granted is related to the recipient's base compensation, level of responsibility and accomplishments. All options have been granted with an option exercise price equal to the fair market value of the Company's common stock on the date of grant.

     Repricing of Stock Options. In November 1998, in an effort to retain the services of key employees of the Company, the Board of Directors lowered the exercise price of all 112,894 outstanding employee options, held by 296 employees, to $10.00, the fair market value on the date of repricing. The original options carried exercise prices ranging from $15.00 to $32.00; as a result, the Committee believed that the options were not providing the intended incentivation for the Company's key employees. The repriced options included 25,000, 19,250 and 4,864 options held by Messrs. Horton, Vitelle and Weatherford, respectively, the Company's executive officers.

     Compensation of Chief Executive Officer. Gregory L. Horton was appointed President and Chief Executive Officer of the Company in 1996. Mr. Horton's employment agreement provides for a base salary of $150,000, subject to annual review by the Committee, and for a bonus of up to 200% of his base salary for achievement of corporate goals and objectives. In evaluating Mr. Horton's compensation for fiscal 1999, the Committee took into consideration competitive executive salaries in companies of similar size and complexity. On this basis, the Committee determined that Mr. Horton's base salary was low relative to competitive salaries. The Committee also noted that the Company has made progress in fiscal 1999 toward achieving long-term strategies, although such progress is not necessarily evident from the financial results for fiscal 1999. Principally on the basis of these factors, the Committee awarded Mr. Horton a cash bonus of $85,000 for fiscal 1999, and increased Mr. Horton's base salary from $150,000 to $200,000 effective July 1, 1999.

                Submitted by the Compensation Committee:
                 Bruce E. Kanter and Oscar B. Marx III


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Kanter and Marx were appointed to the Compensation Committee in November 1998. Neither of these individuals were officers or employees of the Company during fiscal 1999 or at any prior time. There are no interlocks between the Company and other entities involving the Company's executive officers and directors who serve as executive officers or directors of other entities.


     STOCK PERFORMANCE GRAPH

     The following performance table compares the cumulative total return for the period from June 30, 1994 through June 30, 1999 from an investment of $100 in (i) the Company's Common Stock, (ii) the Dow Jones Industrials as a group, and (iii) the Dow Jones Computer Index group of companies (the Company's peer group). For each group an initial investment of $100 is assumed on June 30, 1994. The total return calculation assumes reinvestment of all dividends for the indices. The Company did not pay dividends on its Common Stock during the time frame set forth below.





The data points depicted on the graph are as follows:

                  Dow Jones        Dow Jones           SMTEK
      Date      Computer Index  Industrial Ave.    International
    --------        ------          ------             ------
    06/30/94        100.00          100.00             100.00
    06/30/95        172.47          125.69             144.44
    06/30/96        194.61          155.99             177.78
    06/30/97        301.59          212.08             100.00
    06/30/98        431.93          246.96              66.67
    06/30/99        777.84          302.65              28.89


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of October 28, 1999, except as otherwise indicated, the number of shares and percentage of outstanding Common Stock known by the Company to be beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Unless otherwise noted, shares are held with sole voting and investment power. Holdings include, where applicable, shares held by spouses and minor children, including shares held in trust.

                                SHARES OF COMMON STOCK
                            ------------------------------
    NAME AND ADDRESS OF        NO.              PERCENT OF
    BENEFICIAL OWNER *       SHARES               CLASS
    -------------------     ---------           ----------

Thomas M.Wheeler.........    881,813               38.9%
 801 W. Big Beaver Road
 Suite 201
 Troy, MI  48084

Gregory L. Horton..........   66,249 (1)            2.9%

James B. Burgess...........    4,223 (2)             **

Bruce E. Kanter............    4,847 (3)             **

Oscar B. Marx III..........    2,416 (2)             **

Richard K. Vitelle.........   16,356 (4)             **

George R. Weatherford......   10,042 (5)             **

Directors and Executive
 Officers as a Group (6
 persons)..................  104,133 (6)            4.6%
--------
 * Unless otherwise noted, the address for the beneficial owner is c/o SMTEK International, Inc., 2151 Anchor Ct., Thousand Oaks, CA 91320.

**   Represents less than 1% of the outstanding shares.

(1)  Includes 19,999 shares underlying options exercisable within 60 days.

(2)  Includes 2,416 shares underlying exercisable options.

(3)  Includes 2,540 shares underlying exercisable options.

(4) Includes 15,061 shares underlying options either currently exercisable or exercisable within 60 days.

(5) Includes 7,364 shares underlying options either currently exercisable or exercisable within 60 days.

(6)  Includes 49,796 shares underlying options exercisable within 60 days.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 21, 1999, following approval of the Company's stockholders, the Company sold 562,500 shares of Common Stock to Thomas M. Wheeler, the Company's largest stockholder, for an aggregate price of $4,500,000. This transaction increased Mr. Wheeler's ownership interest in the Company's Common Stock from 18.7% to 38.9%. Also on May 21, 1999, the Company paid off a $2,000,000 note payable to Mr. Wheeler and accrued interest thereon of $302,000.



                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    November 1, 1999                     /s/ Richard K. Vitelle
---------------------------              -----------------------
         Date                            Richard K. Vitelle
                                         Vice President - Finance
                                         (Principal Financial Officer)