Form 10-Q
period 1999-09-30
SMTEK INTERNATIONAL INC
filed 1999-11-22
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10 - Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  SEPTEMBER 30, 1999

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

Yes [X]  No [ ]



The registrant had 2,267,455 shares of Common Stock outstanding as of November 12, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                  September 30,        June 30,
                                       1999              1999
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $  4,049,000     $  4,997,000
  Accounts receivable, net          10,682,000       10,606,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             6,958,000        6,283,000
  Inventories, net                   6,450,000        5,812,000
  Prepaid expenses                     325,000          201,000
                                    ----------       ----------

     Total current assets           28,464,000       27,899,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         6,790,000        6,507,000
  Plant equipment                   19,720,000       18,542,000
  Office and other equipment         2,622,000        2,510,000
                                    ----------       ----------

                                    29,132,000       27,559,000
Less: Accumulated depreciation
 and amortization                  (19,843,000)     (18,661,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   9,289,000        8,898,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      2,104,000        2,430,000
  Deposits and other assets            324,000          317,000
                                    ----------      -----------

                                     2,428,000        2,747,000
                                    ----------      -----------

                                  $ 40,181,000     $ 39,544,000
                                    ==========       ==========

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Unaudited - continued)

                                  September 30,        June 30,
                                       1999              1999
                                      ------            ------

Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable    $  4,861,000     $  3,933,000
  Current portion of
   long-term debt                    2,157,000        2,042,000
  Accounts payable                  11,263,000       11,654,000
  Accrued payroll and
   employee benefits                 1,300,000        1,296,000
  Interest payable                     628,000          821,000
  Income taxes payable               1,410,000        1,963,000
  Other accrued liabilities          1,598,000        1,378,000
                                    ----------       ----------

     Total current liabilities      23,217,000       23,087,000
                                    ----------       ----------


Long-term debt                       7,234,000        7,153,000
                                    ----------       ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    1,000,000 shares authorized;
    no shares issued or outstanding        -                -
  Common stock, $.01 par value;
    3,750,000 shares authorized;
    2,267,455 shares issued and
    outstanding                         23,000           23,000
  Additional paid-in capital        36,948,000       36,948,000
  Accumulated deficit              (26,654,000)     (26,789,000)
  Accumulated other
   comprehensive loss                 (587,000)        (878,000)
                                    ----------       ----------

     Total stockholders' equity      9,730,000        9,304,000
                                    ----------       ----------

                                  $ 40,181,000     $ 39,544,000
                                    ==========       ==========




                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                        Three Months Ended
                                           September 30,
                                      -----------------------
                                       1999             1998
                                      ------           ------
Revenues                          $ 15,211,000     $ 12,121,000

Cost of goods sold                  13,378,000       10,241,000
                                    ----------       ----------
Gross profit                         1,833,000        1,880,000
                                    ----------       ----------
Operating expenses:
  Administrative and selling         1,350,000        1,207,000
  Goodwill amortization                326,000          317,000
                                    ----------       ----------
                                     1,676,000        1,524,000
                                    ----------       ----------
Operating income                       157,000          356,000
                                    ----------       ----------
Non-operating income (expense):
  Interest income                       39,000           25,000
  Interest expense                    (252,000)        (243,000)
  Other expense, net                    (2,000)          (2,000)
                                    ----------       ----------
                                      (215,000)        (220,000)
                                    ----------       ----------
Income (loss) from continuing
  operations before income taxes       (58,000)         136,000

Provision for income taxes             (20,000)         (22,000)
                                    ----------       ----------
Income (loss) from continuing
  operations                           (78,000)         114,000
Income from discontinued
  operations, less applicable
  taxes                                213,000          118,000
                                    ----------       ----------
Net income                        $    135,000     $    232,000
                                    ==========       ==========
Basic and diluted earnings
 (loss) per share:
   Income (loss) from
    continuing operations              $ (0.03)         $  0.07
   Income from discontinued
    operations                            0.09             0.07
                                          ----             ----
       Total                           $  0.06          $  0.14
                                          ====             ====
Shares used in computing
 basic and diluted earnings
 per share                           2,267,455        1,704,406
                                     =========        =========

                    See accompanying Notes to Unaudited
                    Consolidated Financial Statements.

                 SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                               -----------------------
                                                1999             1998
                                               ------           ------
Cash flows from operating activities:
  Net income                                $  135,000        $  232,000
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation expense                       580,000           428,000
    Amortization of goodwill                   326,000           317,000
    Net increase in operating
     working capital                        (2,473,000)         (751,000)
    Other                                     (105,000)           16,000
                                             ---------         ---------
Net cash provided by (used in) operating
 activities                                 (1,537,000)          242,000
                                             ---------         ---------

Cash flows from investing activities:
  Capital expenditures                        (260,000)         (151,000)
  Proceeds from sale of assets                 110,000               -
                                             ---------         ---------
Net cash used in investing activities         (150,000)         (151,000)
                                             ---------         ---------

Cash flows from financing activities:
  Proceeds from (repayments of) bank
   lines of credit                             849,000          (270,000)
  Payments of long-term debt                  (425,000)         (242,000)
  Proceeds from foreign government grants      249,000               -
                                             ---------         ---------
Net cash provided by (used in) financing
 activities                                    673,000          (512,000)
                                             ---------         ---------

Effect of exchange rate changes on cash         66,000            67,000
                                             ---------         ---------
Decrease in cash and cash equivalents         (948,000)         (354,000)

Cash and cash equivalents at
 beginning of period                         4,997,000         4,413,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $4,049,000        $4,059,000
                                             =========         =========

                     See accompanying Notes to Unaudited
                      Consolidated Financial Statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               Three Months Ended September 30, 1999 And 1998


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SMTEK International, Inc. provides customized, integrated electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company's EMS operations are located in Southern California, Florida and Northern Ireland.

On November 12, 1999, the Company sold its printed circuit board (PCB) operation, Irlandus Circuits Ltd. ("Irlandus") in a stock transaction. The purchaser was a management buy-out team which included one manager from Irlandus and one manager from the Company's EMS operation in Northern Ireland. The sales consideration was 2.8 million pounds sterling (approximately $4.5 million), paid in cash. After transaction costs, the gain on the sale of Irlandus is not material. The results of operations of Irlandus, which represented a separate segment of business, have been presented as a discontinued operation for all periods presented in the accompanying consolidated statements of operations.

All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1999 and its results of operations and cash flows for the three months ended September 30, 1999 and 1998.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1999 fell on July 2, 1999. In the accompanying consolidated financial statements, the 1999 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on October 1, 1999 and October 2, 1998.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 15, 1999.

Certain reclassifications have been made to the interim fiscal 1999 financial statements to conform with the fiscal 2000 financial statement presentation. Such reclassifications had no effect on the Company's results of operations or stockholders' equity.

Note 2 - SUBSEQUENT EVENTS

LITIGATION

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

SALE OF SUBSIDIARY

On November 12, 1999, the Company sold its PCB operation, Irlandus Circuits Ltd., for approximately $4.5 million. See Note 1 above for additional details of this transaction. See also Note 6 for a description of the changes made in the Company's European bank credit facility as a result of this sale.

Operating results for Irlandus have been presented in the consolidated statements of operations as a discontinued operation, and are summarized as follows:

                                             Three months ended
                                                September 30,
                                            --------------------
                                             1999          1998
                                            ------        ------
Net sales                              $ 2,532,000     $ 2,095,000
                                         =========       =========

Operating income                       $    90,000     $   108,000
                                         =========       =========

Income from discontinued operations,
  less applicable taxes                $   213,000     $   118,000
                                         =========       =========



Net assets of Irlandus consist of the following:

                                     September 30,    June 30,
                                         1999           1999
                                         ----           ----
  Total assets                        $7,549,000     $6,980,000
  Total liabilities                    3,325,000      3,168,000
                                       ---------      ---------
    Net assets                        $4,224,000     $3,812,000
                                       =========      =========


Note 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

During the three months ended September 30, 1999 and 1998, options and warrants to purchase 247,841 and 231,324 shares of common stock, respectively, were outstanding at exercise prices ranging from $5.38 to $70.00 for the three months ended September 30, 1999 and from $15.00 to $70.00 for the three months ended September 30, 1998, but were not included in the computation of diluted earnings per share because the option and warrant exercise prices were greater than the average market price of the common shares, and would therefore not be dilutive.

Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.60 per share at any time prior to maturity, were outstanding during the three months ended September 30, 1999 and 1998, but were not included in the computation of diluted earnings per share because the effect would not be dilutive.

Convertible subordinated debentures aggregating $323,000, due on May 15, 2001 and convertible at a price of $40.00 per share at any time prior to maturity, were outstanding during the three months ended September 30, 1999 and 1998, but were not included in the computation of diluted earnings per share because the effect would not be dilutive.


Note 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled amount is expected to be billed within 90 days of the balance sheet date. The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                     September 30,    June 30,
                                         1999           1999
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $33,366,000    $26,421,000
  Estimated earnings                   3,750,000      2,663,000
                                      ----------     ----------
                                      37,116,000     29,084,000
  Less:  Billings to date            (30,158,000)   (22,801,000)
                                      ----------     ----------
                                     $ 6,958,000    $ 6,283,000
                                      ==========     ==========




Note 5 - INVENTORIES

Inventories consist of the following:

                                     September 30,    June 30,
                                         1999           1999
                                         ----           ----
  Raw materials                       $6,026,000     $5,326,000
  Work in process                      1,381,000      1,408,000
  Finished goods                         167,000        153,000
  Less reserves                       (1,124,000)    (1,075,000)
                                       ---------      ---------
                                      $6,450,000     $5,812,000
                                       =========      =========



Note 6 - FINANCING ARRANGEMENTS

Bank Credit Agreements

The Company has a credit facility for its domestic operating units which consists of an $8 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at the bank's prime rate (8.25% at September 30, 1999). At September 30, 1999, borrowings under this credit facility amounted to $2,814,000. This credit facility expires on July 6, 2001.

The Company also had a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement included a working capital line of credit of 3,000,000 pounds sterling (approximately $4,980,000), and provided for interest on borrowings at the bank's base rate (5.25% at September 30, 1999) plus 1.50%. At September 30, 1999, borrowings outstanding under this credit facility amounted to $2,047,000. As a result of the sale of Irlandus Circuits Ltd. on November 12, 1999, the Company's credit facility with Ulster Bank Markets for its Northern Ireland EMS operation was changed to an accounts receivable revolver, with maximum borrowings equal to the lesser of 65% of eligible receivables or 2,000,000 pounds sterling (approximately $3,320,000 at September 30, 1999), and bearing interest at the bank's base rate plus 2.0%. This new facility expires June 30, 2000.


Note 7 - COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

                                         Three months ended
                                            September 30,
                                        --------------------
                                         1999          1998
                                        ------        ------
Net income                           $ 135,000    $  232,000
Other comprehensive income,
 net of tax:
   Foreign currency translation
    adjustments                        291,000       174,000
                                      --------      --------
Comprehensive income                 $ 426,000      $406,000
                                      ========      ========


"Accumulated other comprehensive loss" presented on the accompanying consolidated condensed balance sheets consists of the foreign currency translation adjustment.



Note 8 - INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest and income taxes as follows:
                                         Three months ended
                                            September 30,
                                        --------------------
                                         1999          1998
                                        ------        ------
Interest paid                        $ 442,000      $ 206,000
Income taxes paid                    $ 573,000      $   -


"Net increase in operating working capital" is comprised of the following:

                                         Three months ended
                                            September 30,
                                        --------------------
                                         1999          1998
                                        ------        ------
(Increase)decrease in
 accounts receivable               $   (46,000)    $   392,000
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts             (675,000)     (2,394,000)
Increase in inventories               (380,000)       (576,000)
Increase in prepaid expenses          (118,000)       (108,000)
Increase (decrease) in
 accounts payable                     (695,000)      2,353,000
Decrease in accrued payroll
 and employee benefits                 (24,000)       (314,000)
Decrease in other liabilities         (535,000)       (104,000)
                                    ----------       ---------
Net increase in operating
 working capital                   $(2,473,000)    $  (751,000)
                                    ==========       =========



Following is the supplemental schedule of non-cash investing and financing activities:
                                         Three months ended
                                            September 30,
                                        --------------------
                                         1999          1998
                                        ------        ------

Capital expenditures financed by
 capital lease obligations         $    433,000    $  29,000


Note 9 - INCOME TAXES

In connection with the filing of its federal income tax returns for fiscal year 1995, the Company filed for a refund to carry back losses described in
Section 172(f) of the Internal Revenue Code of 1986, as amended (the "IRC").
Section 172(f) of the IRC provides for a ten year net operating loss carryback for specific losses attributable to (1) a product liability or (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. As a result of these refund filings, in September and October 1995 the Company received federal income tax refunds totaling $1,871,000, net of costs associated with applying for such refunds, and recognized an income tax benefit of $1,110,000 in the quarter ended December 31, 1995. The balance of the net refunds received, $761,000, was recorded as income taxes payable, pending resolution by the IRS of the appropriateness and the amount of the 172(f) carryback.

Beginning in May 1997, the Company came under IRS audit with respect to such refund claims. In September 1998, the Company received tax deficiency notices from the IRS in which the IRS advised the Company that it was disallowing substantially all of the tax refunds received by the Company in 1995 which had been recorded as an income tax benefit. In January 1999, the Company filed a protest letter with the IRS to appeal the disallowance. Subsequent to filing the protest letter, the U.S. Tax Court upheld the disallowance of refund claims made by another taxpayer involving Section 172(f) issues similar to those on which the Company had based certain of its refund claims. The Company can give no assurance that it will prevail in its appeal, and in light of the recent Tax Court ruling, the Company determined that it is appropriate to establish a full reserve for the contested tax refund amounts and interest thereon.

In connection with the IRS audit, and the subsequent internal review by the Company, the Company determined that the net refund of $761,000 which had been received in 1995, and which was recorded as income taxes payable upon receipt, needed to be returned to the IRS. Accordingly, on July 30, 1999, the Company repaid this amount to the IRS plus accrued interest of $272,000. As of September 30, 1999, the Company's remaining recorded federal tax liability is $1,387,000, and accrued interest thereon is approximately $555,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made below are forward-looking in nature and reflect the Company's current expectations and plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company. Meaningful factors that might cause such differences include, but are not limited to, significant historical losses, limited capital resources and a continuing need for financing, dependence on key personnel, concentration of revenues among major customers, historical dependence on government business on the part of the Company's Thousand Oaks operating unit and its recent shift into commercial business, industry conditions, competition, environmental matters, dependence on suppliers, the effect of the year 2000 issue and other factors, as described in more detail in the section titled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-62621) on file with the Securities and Exchange Commission.


DESCRIPTION OF THE BUSINESS

The Company is an electronics manufacturing services (EMS) provider serving original equipment manufacturers (OEMs) in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company provides integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry. EMS operations are located in Thousand Oaks, California; San Diego, California; Fort Lauderdale, Florida; and Craigavon, Northern Ireland.

RECENT DEVELOPMENT

As more fully described in Notes 1, 2 and 6 to the accompanying unaudited consolidated financial statements, on November 12, 1999 the Company sold Irlandus Circuits, Ltd., its printed circuit board fabrication operation in Northern Ireland, to a management buy-out team. Accordingly, the results of operations of Irlandus, which represented a separate segment of business, have been presented as a discontinued operation in the accompanying unaudited consolidated statements of operations for the three months ended September 30, 1999 and 1998.


RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1999 fell on July 2, 1999. In the accompanying consolidated financial statements, the 1999 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on October 1, 1999 and October 2, 1998.

Consolidated sales of continuing operations for the three months ended September 30, 1999 were $15,211,000, compared to $12,121,000 for the same period in the previous fiscal year. This increase is primarily attributable to several new contracts and sales by our San Diego operating unit, acquired under the purchase method on January 29, 1999.

Consolidated gross profit from continuing operations for the three months ended September 30, 1999 was $1,833,000 (12.1% of sales), compared to $1,880,000 (15.5% of sales) for the same period of the prior year. The decline in the gross profit as a percentage of sales was primarily due to a change in the mix of business, with higher direct material costs as a percentage of revenues in the latest period.

Administrative and selling expenses of continuing operations for the three months ended September 30, 1999 were $1,350,000 compared to $1,207,000 for the same period in the previous year. The increase is attributable principally to the inclusion in the latest quarter of the results of the San Diego facility, which was acquired in January 1999.

In the three months ended September 30, 1999, operating income for continuing operations was $157,000, compared to $356,000 for the same period in the previous fiscal year.

Interest expense increased from $243,000 in the three months ended September 30, 1998 to $252,000 in the three months ended September 30, 1999.

The provision for income taxes of $20,000 and $22,000 for the three months ended September 30, 1999 and 1998, respectively, represents state income tax. The Company does not have a federal or foreign income tax provision for the three months ended September 30, 1999 and 1998 due to the existence and utilization of net operating loss carryforwards for U.S. and United Kingdom income tax purposes.

Income (loss) from continuing operations for the three months ended September 30, 1999 was ($78,000) or ($0.03) per share, compared to $114,000 or $0.07 per share for the three months ended September 30, 1998.

Income from discontinued operations consists of the operating results of Irlandus Circuits Ltd., the Company's printed circuit board fabrication operation sold on November 12, 1999, and was $213,000 or $0.09 per share for the three months ended September 30, 1999, compared to $118,000 or $0.07 per share for the three months ended September 30, 1998. The increase in income from discontinued operations from $118,000 for the three months ended September 30, 1998 to $213,000 for the latest quarter is due to a gain of $110,000 recorded by Irlandus on the sale of land in the three months ended September 30, 1999.

Net income for the three months ended September 30, 1999 was $135,000 or $.06 per share, compared to $232,000 or $.14 per share for the three months ended September 30, 1998.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued, which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company will adopt SFAS 133, as amended by SFAS No. 137, in the first quarter of its fiscal year ending June 30, 2001. Management has not completed an evaluation of the effects this standard will have on the Company's consolidated financial statements, but does not anticipate that such effects will be material.




LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,049,000 at September 30, 1999, and its bank lines of credit. During the three months ended September 30, 1999, cash and cash equivalents decreased by $948,000. This decrease consisted of cash used by operating activities of $1,537,000, capital expenditures of $260,000 and reductions of long-term debt of $425,000, partially offset by proceeds from the sale of assets of $110,000, proceeds from bank line of credit borrowings of $849,000, foreign government grants of $249,000, and the effect of exchange rate changes on cash of $66,000.

Components of operating working capital increased by $2,473,000 during the first three months of fiscal 2000, comprised of a $46,000 increase in accounts receivable, a $675,000 increase in costs and earnings in excess of billings on uncompleted contracts, a $380,000 increase in inventories, a $118,000 increase in prepaid expenses, a $695,000 decrease in accounts payable, a $24,000 decrease in accrued payroll and employee benefits and a $535,000 decrease in other liabilities.

The Company has a credit facility for its domestic operating units which consists of an $8 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at the bank's prime rate (8.25% at September 30, 1999). At September 30, 1999, borrowings under this credit facility amounted to $2,814,000. This credit facility expires on July 6, 2001.

The Company also had a credit facility agreement with Ulster Bank Markets for its Northern Ireland operations. This agreement included a working capital line of credit of 3,000,000 pounds sterling (approximately $4,980,000), and provided for interest on borrowings at the bank's base rate (5.25% at September 30, 1999) plus 1.50%. At September 30, 1999, borrowings outstanding under this credit facility amounted to $2,047,000. As a result of the sale of Irlandus Circuits Ltd. on November 12, 1999, the Company's credit facility with Ulster Bank Markets for its Northern Ireland EMS operation was changed to an accounts receivable revolver, with maximum borrowings equal to the lesser of 65% of eligible receivables or 2,000,000 pounds sterling (approximately $3,320,000 at September 30, 1999), and bearing interest at the bank's base rate plus 2.0%. This new facility expires June 30, 2000.

The Company's businesses require continuing investment in plant and equipment to remain competitive. Capital expenditures during fiscal 1999, 1998 and 1997 were approximately $3,426,000, $1,424,000 and $2,372,000, respectively. The Company anticipates it will need to increase its capital spending in the coming years in order to stay competitive as technology evolves. Management estimates that capital expenditures of as much as $3 million may be required in fiscal 2000. Of that amount, the substantial majority is expected to be financed by a combination of capital leases, secured loans and foreign government grants. Capital expenditures for the three months ended September 30, 1999 were $693,000.

As more fully described in Note 9 to the accompanying unaudited consolidated financial statements, on July 30, 1999 the Company repaid $761,000 of income tax refunds to the Internal Revenue Service plus accrued interest of $272,000. In addition, the Company may have to repay to the IRS additional income tax refunds of up to $1,387,000 plus accrued interest.

On November 12, 1999, the Company sold Irlandus for approximately $4.5 million, as more fully described in Notes 1, 2 and 6 to the accompanying unaudited consolidated financial statements. This transaction increased the Company's consolidated cash balance by approximately $3 million.

Management believes that the Company's cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund operations for at least the next year.


"YEAR 2000" ISSUES

Many computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results beginning January 1, 2000. The potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could adversely affect the economy and the Company.

The Company's Year 2000 compliance program includes the following phases: identifying systems that need to be replaced or fixed; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The Company has satisfactorily completed these three phases of its Year 2000 compliance program at all locations.

The Company also has contacted its major suppliers to assess their preparations for the Year 2000. A very substantial portion of the Company's material purchases consist of electronic components which are available from multiple sources, including several major electronics distributors. Based on available information, management believes that these major electronics distributors will be adequately prepared, and will not experience significant disruptions in supply as a result of Year 2000 issues. A small portion of the Company's material purchases are sole-source items, usually involving smaller specialty suppliers. In these circumstances, the Company may stockpile critical components to minimize the risk of supply disruptions.

It is impossible to fully assess the potential consequences if service interruptions occur from suppliers or in such infrastructure areas as utilities, communications, transportation, banking and government. If the remediation efforts of the Company's key suppliers are unsuccessful, or if one or more of the Company's critical systems fail despite its efforts to remediate and validate these systems, there may be a material adverse impact on the Company's consolidated results and financial condition.

The Company does not have a formal Year 2000 contingency plan. Nonetheless, if any Year 2000 related disruptions were to occur, either from causes internal or external to the Company, management plans to take prompt action to mitigate the effects of the disruptions, such as switching to alternate sources of supply, temporarily transferring production from one facility to another, or instituting manual workarounds for critical systems.

Management estimates that the total cost of its Year 2000 compliance program, essentially all of which has been incurred, amounted to approximately $250,000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, and short-term and long-term debt. At September 30, 1999, the carrying amount of long-term debt (including current portion thereof) was $9,391,000 and the fair value was $9,075,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues.

It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company, from time to time, may enter into foreign currency forward exchange contracts in an effort to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The face amount of all the Company's outstanding foreign currency forward exchange contracts aggregated $37,000 at September 30, 1999.

A portion of the Company's operations consists of investments in foreign subsidiaries. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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


ITEM 5.   SALE OF IRLANDUS CIRCUITS LTD.

On November 12, 1999, the Company sold its printed circuit board (PCB) operation, Irlandus Circuits Ltd. ("Irlandus") in a stock transaction. The purchaser was a management buy-out team which included one manager from Irlandus and one manager from the Company's EMS operation in Northern Ireland. The sales consideration was 2.8 million pounds sterling (approximately $4.5 million), paid in cash. After transaction costs, the gain on the sale of Irlandus is not material.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

   10.1    Consulting Agreement between the Company and Bruce E. Kanter

   10.2 Credit Agreement dated July 6, 1999 between the Company and Wells Fargo Bank National Association

   27      Financial Data Schedule (electronic filing only)








                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      November 22, 1999                     /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                                (Principal Financial Officer)