Form 10-Q
period 1999-12-31
SMTEK INTERNATIONAL INC
filed 2000-02-14
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10 - Q
      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  DECEMBER 31, 1999

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

Yes [X]  No [ ]

The registrant had 2,269,049 shares of Common Stock outstanding as of February 9, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                  December 31,         June 30,
                                       1999              1999
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $  4,153,000     $  4,997,000
  Accounts receivable, net           8,458,000       10,606,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts             8,001,000        6,283,000
  Inventories, net                   5,886,000        5,812,000
  Prepaid expenses                     314,000          201,000
                                    ----------       ----------

     Total current assets           26,812,000       27,899,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         2,834,000        6,507,000
  Plant equipment                   13,313,000       18,542,000
  Office and other equipment         1,953,000        2,510,000
                                    ----------       ----------

                                    18,100,000       27,559,000
Less: Accumulated depreciation
 and amortization                  (11,946,000)     (18,661,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   6,154,000        8,898,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      1,778,000        2,430,000
  Deposits and other assets            153,000          317,000
                                    ----------      -----------

                                     1,931,000        2,747,000
                                    ----------      -----------

                                  $ 34,897,000     $ 39,544,000
                                    ==========       ==========

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Unaudited - continued)

                                  December 31,         June 30,
                                       1999              1999
                                      ------            ------

Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable    $  3,570,000     $  3,933,000
  Current portion of
   long-term debt                    1,554,000        2,042,000
  Accounts payable                   8,740,000       11,654,000
  Accrued payroll and
   employee benefits                   976,000        1,296,000
  Interest payable                     663,000          821,000
  Income taxes payable               1,858,000        1,963,000
  Other accrued liabilities          1,492,000        1,378,000
                                    ----------       ----------

     Total current liabilities      18,853,000       23,087,000
                                    ----------       ----------


Long-term debt                       6,410,000        7,153,000
                                    ----------       ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    1,000,000 shares authorized;
    no shares issued or outstanding        -                -
  Common stock, $.01 par value;
    3,750,000 shares authorized;
    2,269,049 shares issued and
    outstanding                         23,000           23,000
  Additional paid-in capital        36,948,000       36,948,000
  Accumulated deficit              (27,356,000)     (26,789,000)
  Accumulated other
   comprehensive income (loss)          19,000         (878,000)
                                    ----------       ----------

     Total stockholders' equity      9,634,000        9,304,000
                                    ----------       ----------

                                  $ 34,897,000     $ 39,544,000
                                    ==========       ==========


                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                                       Three Months Ended
                                                          December 31,
                                                     1999             1998
                                                    ------           ------
Revenues                                        $ 14,441,000     $ 13,756,000
Cost of goods sold                                12,576,000       11,646,000
                                                  ----------       ----------
Gross profit                                       1,865,000        2,110,000
                                                  ----------       ----------
Operating expenses:
  Administrative and selling                       1,426,000        1,455,000
  Goodwill amortization                              326,000          317,000
                                                  ----------       ----------
                                                   1,752,000        1,772,000
                                                  ----------       ----------
Operating income                                     113,000          338,000
                                                  ----------       ----------
Non-operating income (expense):
  Interest income                                     71,000           38,000
  Interest expense                                  (247,000)        (236,000)
  Other expense, net                                  (9,000)           8,000
                                                  ----------       ----------
                                                    (185,000)        (190,000)
                                                  ----------       ----------
Income (loss) from continuing
  operations before income taxes                     (72,000)         148,000
Provision for income taxes                           (10,000)         (31,000)
                                                  ----------       ----------
Income (loss) from continuing operations             (82,000)         117,000
Income from discontinued operations, less
  applicable taxes                                    41,000           90,000
Loss on sale of discontinued operations,
  net of tax                                        (661,000)            -
                                                  ----------       ----------
Net income (loss)                                   (702,000)         207,000

Other comprehensive income (loss):
  Foreign currency translation adjustments          (150,000)        (108,000)
  Reclassification of foreign currency
   translation adjustments included in
   loss on sale of discontinued operations           756,000             -
                                                  ----------       ----------
Total other comprehensive income (loss)              606,000         (108,000)
                                                  ----------       ----------
Comprehensive income (loss)                     $    (96,000)    $     99,000
                                                  ==========       ==========
Basic and diluted net income (loss) per share:
  Income (loss) from continuing operations           $ (0.04)         $  0.07
  Income from discontinued operations                   0.02             0.05
  Loss on sale of discontinued operations              (0.29)              -
                                                        ----             ----
       Total                                         $ (0.31)         $  0.12
                                                        ====             ====
Shares used in computing basic and diluted
 net income (loss) per share                       2,268,319        1,704,406
                                                   =========        =========

      See accompanying Notes to Unaudited Consolidated Financial Statements.

                   SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                                        Six Months Ended
                                                          December 31,
                                                     1999             1998
                                                    ------           ------
Revenues                                        $ 29,652,000     $ 25,877,000
Cost of goods sold                                25,954,000       21,887,000
                                                  ----------       ----------
Gross profit                                       3,698,000        3.990,000
                                                  ----------       ----------
Operating expenses:
  Administrative and selling                       2,776,000        2,663,000
  Goodwill amortization                              652,000          634,000
                                                  ----------       ----------
                                                   3,428,000        3,297,000
                                                  ----------       ----------
Operating income                                     270,000          693,000
                                                  ----------       ----------
Non-operating income (expense):
  Interest income                                    110,000           63,000
  Interest expense                                  (499,000)        (478,000)
  Other expense, net                                 (11,000)           6,000
                                                  ----------       ----------
                                                    (400,000)        (409,000)
                                                  ----------       ----------
Income (loss) from continuing
  operations before income taxes                    (130,000)         284,000
Provision for income taxes                           (30,000)         (53,000)
                                                  ----------       ----------
Income (loss) from continuing operations            (160,000)         231,000
Income from discontinued operations, less
  applicable taxes                                   254,000          208,000
Loss on sale of discontinued operations,
  net of tax                                        (661,000)            -
                                                  ----------       ----------
Net income (loss)                                   (567,000)         439,000

Other comprehensive income:
  Foreign currency translation adjustments           141,000           66,000
  Reclassification of foreign currency
   translation adjustments included in
   loss on sale of discontinued operations           756,000             -
                                                  ----------       ----------
Total other comprehensive income                     897,000           66,000
                                                  ----------       ----------
Comprehensive income                            $    330,000     $    505,000
                                                  ==========       ==========
Basic and diluted net income (loss) per share:
   Income (loss) from continuing operations          $ (0.07)         $  0.14
   Income from discontinued operations                  0.11             0.12
   Loss on sale of discontinued operations             (0.29)              -
                                                        ----             ----
       Total                                         $ (0.25)         $  0.26
                                                        ====             ====
Shares used in computing basic and diluted
 net income (loss) per share                       2,267,887        1,704,406
                                                   =========        =========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  Six Months Ended
                                                     December 31,
                                               -----------------------
                                                1999             1998
                                               ------           ------
Cash flows from operating activities:
  Net income (loss)                         $ (567,000)       $  439,000
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation expense                     1,098,000           877,000
    Amortization of goodwill                   652,000           634,000
    Loss on sale of
     discontinued operations                   661,000              -
    Gain on sale of assets                    (111,000)             -
    Net increase in operating
     working capital                        (4,261,000)       (1,140,000)
    Other                                      253,000            30,000
                                             ---------         ---------
Net cash provided by (used in) operating
 activities                                 (2,275,000)          840,000
                                             ---------         ---------

Cash flows from investing activities:
  Capital expenditures                        (414,000)         (452,000)
  Net proceeds from sale of
   discontinued operations                   2,689,000              -
  Proceeds from sale of assets                 111,000              -
                                             ---------         ---------
Net cash provided by (used in) investing
 activities                                  2,386,000          (452,000)
                                             ---------         ---------

Cash flows from financing activities:
  Repayments of bank lines of credit          (400,000)         (584,000)
  Payments of long-term debt                  (868,000)         (530,000)
  Proceeds from foreign government grants      251,000              -
                                             ---------         ---------
Net cash used in financing activities       (1,017,000)       (1,114,000)
                                             ---------         ---------

Effect of exchange rate changes on cash         62,000            33,000
                                             ---------         ---------
Decrease in cash and cash equivalents         (844,000)         (693,000)

Cash and cash equivalents at
 beginning of period                         4,997,000         4,413,000
                                             ---------         ---------
Cash and cash equivalents at
 end of period                              $4,153,000        $3,720,000
                                             =========         =========

                     See accompanying Notes to Unaudited
                      Consolidated Financial Statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 Six Months Ended December 31, 1999 And 1998


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

On November 12, 1999, the Company sold its printed circuit board (PCB) operation, Irlandus Circuits Ltd. ("Irlandus") in a stock transaction. The results of operations of Irlandus, which represented a separate segment of the Company's business, are shown as a discontinued operation for all periods presented in the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income. See Note 2 for additional details of this transaction.

All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 1999 and its results of operations and its cash flows for the three and six months ended December 31, 1999 and 1998.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1999 fell on July 2, 1999. In the accompanying consolidated financial statements, the 1999 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation. The actual interim periods ended on December 31, 1999 and January 1, 1999.

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

Note 2 - DISCONTINUED OPERATIONS

On November 12, 1999, the Company sold Irlandus, its PCB operation in Northern Ireland. The purchaser was a management buy-out team which included one manager from Irlandus and one manager from the Company's EMS operation in Northern Ireland. The purchase price was negotiated on an arms length basis between the Company and the purchaser. The sales proceeds in the aggregate amount of 2,800,000 pounds sterling (approximately $4,523,000) consisted of a cash dividend of 500,000 pounds sterling paid by Irlandus just prior to closing and cash of 2,300,000 pounds sterling paid by the purchaser at closing.


Irlandus was the sole operating unit comprising the Company's printed circuit board segment. Accordingly, operating results for Irlandus have been presented in the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income as a discontinued operation, and are summarized as follows:

                            Three months ended           Six months ended
                               December 31,                 December 31,
                           --------------------        --------------------
                            1999          1998          1999          1998
                           ------        ------        ------        ------
Net sales                $  851,000   $1,964,000     $3,383,000   $4,059,000
                          =========    =========      =========    =========

Operating income         $   41,000   $   14,000     $  131,000   $  122,000
                          =========    =========      =========    =========

Income from discontinued
 operations, less
 applicable taxes        $   41,000   $   90,000     $  254,000   $  208,000
                          =========    =========      =========    =========

Net assets of Irlandus consisted of the following:

                                    Nov. 12, 1999     June 30,
                                     (sale date)        1999
                                         ----           ----
  Total assets                        $7,546,000     $6,980,000
  Total liabilities                    3,395,000      3,168,000
                                       ---------      ---------
    Net assets                        $4,151,000     $3,812,000
                                       =========      =========

The loss on sale of Irlandus, shown in the accompanying unaudited
Consolidated Statements of Operation and Comprehensive Income as "Loss on sale of discontinued operations", is comprised as follows:

   Gross sales proceeds              $4,523,000
   Less disposal costs                 (277,000)
                                      ---------
   Net sales proceeds                 4,246,000

   Less net assets of Irlandus       (4,151,000)
                                      ---------
   Gain on sale before elimination
    of foreign currency translation
    account balance                      95,000

   Elimination of Irlandus' foreign
    currency translation account
    balance                            (756,000)
                                      ---------
   Loss on sale of discontinued
    operations                       $ (661,000)
                                      =========

Prior to the sale, Irlandus had an accumulated foreign currency translation loss of $756,000, which was carried as a reduction of consolidated stockholders' equity. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", this amount has been included in the determination of the loss on sale of discontinued operations. In accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", an equal and offsetting amount to the $756,000 foreign currency translation account balance included in the loss on sale of discontinued operations is reported as other comprehensive income in the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income.


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

Because the Company had a net loss for the six months ended December 31, 1999, outstanding stock options and warrants to purchase 385,211 shares of common stock at exercise prices ranging from $3.38 to $70.00 would be anti-dilutive and were therefore not included in the computation of diluted earnings per share. Similarly, options and warrants to purchase 343,148 shares of common stock at exercise prices ranging from $10.00 to $70.00 were not included in the computation of diluted earnings per share for the six months ended December 31, 1998 because the exercise prices were greater than the average market price of the common shares, and would therefore not be dilutive.

Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.60 per share at any time prior to maturity, were outstanding during the six months ended December 31, 1999 and 1998, but were not included in the computation of diluted earnings per share because the effect would not be dilutive.

Convertible subordinated debentures aggregating $323,000, due on May 15, 2001 and convertible at a price of $40.00 per share at any time prior to maturity, were outstanding during the six months ended December 31, 1999 and 1998, but were not included in the computation of diluted earnings per share because the effect would not be dilutive.


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

                                      December 31,     June 30,
                                         1999           1999
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $39,830,000    $26,421,000
  Estimated earnings                   4,165,000      2,663,000
                                      ----------     ----------
                                      43,995,000     29,084,000
  Less:  Billings to date            (35,994,000)   (22,801,000)
                                      ----------     ----------
                                     $ 8,001,000    $ 6,283,000
                                      ==========     ==========

Note 5 - INVENTORIES

Inventories consist of the following:

                                     December 31,     June 30,
                                         1999           1999
                                         ----           ----
  Raw materials                       $5,520,000     $5,326,000
  Work in process                      1,297,000      1,408,000
  Finished goods                          82,000        153,000
  Less reserves                       (1,013,000)    (1,075,000)
                                       ---------      ---------
                                      $5,886,000     $5,812,000
                                       =========      =========


Note 6 - FINANCING ARRANGEMENTS

Bank Credit Agreements

The Company has a credit facility for its domestic operating units which consists of an $8 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at the bank's prime rate (8.50% at December 31, 1999). At December 31, 1999, borrowings under this credit facility amounted to $1,050,000. This credit facility expires on July 6, 2001.

The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 65% of eligible receivables or 2,000,000 pounds sterling (approximately $3,260,000 at December 31, 1999), and bears interest at the bank's base rate plus 2.0%. At December 31, 1999, borrowings outstanding under this credit facility amounted to $2,520,000. This facility expires June 30, 2000.


Note 7 - INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest and income taxes as follows:
                                         Six months ended
                                            December 31,
                                        --------------------
                                         1999          1998
                                        ------        ------
Interest paid                        $ 644,000      $ 335,000
Income taxes paid                    $ 850,000      $   -



"Net increase in operating working capital" is comprised of the following:

                                         Six months ended
                                            December 31,
                                        --------------------
                                         1999          1998
                                        ------        ------
(Increase)decrease in
 accounts receivable               $   188,000     $  (581,000)
Increase in costs and estimated
 earnings in excess of billings
 on uncompleted contracts           (1,718,000)     (2,978,000)
Increase in inventories               (565,000)       (876,000)
Increase in prepaid expenses          (172,000)       (176,000)
Increase (decrease) in
 accounts payable                   (1,772,000)      3,748,000
Decrease in accrued payroll
 and employee benefits                (114,000)       (324,000)
Increase (decrease) in
  other liabilities                   (108,000)         47,000
                                    ----------       ---------
Net increase in operating
 working capital                   $(4,261,000)    $(1,140,000)
                                    ==========       =========

Following is the supplemental schedule of non-cash investing and financing activities:
                                         Six months ended
                                            December 31,
                                        --------------------
                                         1999          1998
                                        ------        ------

Capital expenditures financed by
 capital lease obligations          $1,243,000       $  327,000
                                     =========        =========


Note 8 - INCOME TAXES

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

Beginning in May 1997, the Company came under IRS audit with respect to such refund claims. In September 1998, the Company received tax deficiency notices from the IRS in which the IRS advised the Company that it was disallowing substantially all of the tax refunds received by the Company in 1995 which had been recorded as an income tax benefit. In January 1999, the Company filed a protest letter with the IRS to appeal the disallowance. Subsequent to filing the protest letter, the U.S. Tax Court upheld the disallowance of refund claims made by another taxpayer involving Section 172(f) issues similar to those on which the Company had based certain of its refund claims. The Company can give no assurance that it will prevail in its appeal, and in light of the recent Tax Court ruling, the Company determined that it was appropriate to establish a full reserve for the contested tax refund amounts and interest thereon.

In connection with the IRS audit, and the subsequent internal review by the Company, the Company determined that the net refund of $761,000 which had been received in 1995, and which was recorded as income taxes payable upon receipt, needed to be returned to the IRS. Accordingly, on July 30, 1999, the Company repaid this amount to the IRS plus accrued interest of $272,000. As of December 31, 1999, the Company's remaining recorded federal tax liability is $1,387,000, and accrued interest thereon is approximately $583,000.

Note 9 - COMMITMENTS AND CONTINGENCIES

On October 20, 1999, a lawsuit was filed against the Company by two of its shareholders. The action purports to arise out of the merger of the Company with Jolt Technology, Inc. The complaint asserts claims against the Company and certain of its present and former officers and directors for breach of contract, common law fraud, and violation of the California Corporate Securities Act, and seeks damages in the amount of $3,500,000. The Company denies the allegations of the complaint, and intends a vigorous defense. No amounts have been accrued in the financial statements for the potential outcome of such lawsuit.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements made below are forward-looking in nature and reflect the Company's current expectations and plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company. Meaningful factors that might cause such differences include, but are not limited to, significant historical losses, limited capital resources and a continuing need for financing, dependence on key personnel, concentration of revenues among major customers, industry conditions, competition, environmental matters, dependence on suppliers and other factors, as described in more detail in the section titled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-62621) on file with the Securities and Exchange Commission.

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

RECENT DEVELOPMENT

As more fully described in Note 2 to the accompanying unaudited consolidated financial statements, on November 12, 1999 the Company sold Irlandus Circuits, Ltd., its printed circuit board fabrication operation in Northern Ireland, to a management buy-out team. Accordingly, the results of operations of Irlandus, which represented a separate segment of business, have been presented as a discontinued operation in the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 31, 1999 and 1998.

RESULTS OF OPERATIONS

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1999 fell on July 2, 1999. In the accompanying consolidated financial statements, the 1999 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation. The actual interim periods ended on December 31, 1999 and January 1, 1999.

Consolidated revenues of continuing operations for the three and six months ended December 31, 1999 were $14,441,000 and $29,652,000, respectively, compared to $13,756,000 and $25,877,000 for the same periods in the previous fiscal year, respectively. This increase is primarily attributable to sales by our San Diego operating unit, acquired under the purchase method on January 29, 1999, and to new contracts in Europe.

Consolidated gross profit from continuing operations for the three months ended December 31, 1999 was $1,865,000 (12.9% of sales), compared to $2,110,000 (15.3% of sales) for the same period of the prior year. Consolidated gross profit from continuing operations for the six months ended December 31, 1999 was $3,698,000 (12.5% of sales), compared to $3,990,000 (15.4% of sales) for the same period of the prior year. The decline in the gross profit as a percentage of sales was primarily due to a change in the mix of business, with higher direct material costs as a percentage of revenues in the latest periods.

Administrative and selling expenses of continuing operations for the three and six months ended December 31, 1999 were $1,426,000 and $2,776,000, respectively, compared to $1,455,000 and $2,663,000 for the same periods in the previous year. The net change from fiscal 1999 to fiscal 2000 is due mainly to the inclusion in the latest three- and six-month periods of the results of the San Diego facility, acquired in January 1999, largely offset by decreases in administrative and selling expenses at the Company's Thousand Oaks and European operating units.

In the three and six months ended December 31, 1999, operating income from continuing operations was $113,000 and $270,000, compared to $338,000 and $693,000 for the same periods in the previous fiscal year.

In the three and six months ended December 31, 1999, interest expense was $247,000 and $499,000, compared to $236,000 and $478,000 for the same periods in the previous fiscal year. The increase is primarily attributable to the acquisition of the San Diego EMS operation in January 1999.

The provision for income taxes of $30,000 and $53,000 for the six months ended December 31, 1999 and 1998, respectively, represents state income tax. The Company does not have a federal or foreign income tax provision for the three- or six-month periods ended December 31, 1999 and 1998 due to the existence and utilization of net operating loss carryforwards for U.S. and United Kingdom income tax purposes.


Net income (loss) for the six months ended December 31, 1999 was ($567,000) or ($.25) per share, compared to $439,000 or $.26 per share for the six months ended December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $4,153,000 at December 31, 1999, and its bank lines of credit. During the six months ended December 31, 1999, cash and cash equivalents decreased by $844,000. This decrease consisted of cash used by operating activities of $2,275,000, capital expenditures of $414,000, repayments of bank line of credit borrowings of $400,000 and reductions of long-term debt of $868,000, partially offset by net proceeds from the sale of discontinued operations of $2,689,000, proceeds from the sale of assets of $111,000, foreign government grants of $251,000, and the effect of exchange rate changes on cash of $62,000.

Components of operating working capital increased by $4,261,000 during the first six months of fiscal 2000, comprised of a $1,718,000 increase in costs and earnings in excess of billings on uncompleted contracts, a $565,000 increase in inventories, a $172,000 increase in prepaid expenses, a $1,772,000 decrease in accounts payable, a $114,000 decrease in accrued payroll and employee benefits and a $108,000 decrease in other liabilities, partially offset by an decrease in accounts receivable of $188,000.

The Company has a credit facility for its domestic operating units which consists of an $8 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at the bank's prime rate (8.50% at December 31, 1999). At December 31, 1999, borrowings under this credit facility amounted to $1,050,000, and the amount available to borrow based on the advance rates against receivables and inventory was approximately $3.4 million. This credit facility expires on July 6, 2001.

The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland EMS operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 65% of eligible receivables or 2,000,000 pounds sterling (approximately $3,260,000 at December 31, 1999), and bears interest at the bank's base rate (5.75% at December 31, 1999) plus 2.0%. At December 31, 1999, borrowings outstanding under this credit facility amounted to $2,520,000, which represented the borrowing limit based on 65% of eligible receivables. This facility expires June 30, 2000.

The Company's operating units require continuing investment in plant and equipment to remain competitive. Capital expenditures during fiscal 1999, 1998 and 1997 were approximately $3,426,000, $1,424,000 and $2,372,000, respectively. The Company anticipates it will need to increase its capital spending in the coming years in order to stay competitive as technology evolves. Capital expenditures for the six months ended December 31, 1999, including amounts financed by capital leases, were $1,657,000. Management estimates that additional capital expenditures of approximately $1.5 million will be required in the second half of fiscal 2000. Of this amount, the substantial majority is expected to be financed by capital leases and/or secured loans.

As more fully described in Note 8 to the accompanying unaudited consolidated financial statements, on July 30, 1999 the Company repaid $761,000 of income tax refunds to the Internal Revenue Service plus accrued interest of $272,000. In addition, the Company may have to repay to the IRS additional income tax refunds of up to $1,387,000 plus accrued interest.

On November 12, 1999, the Company sold Irlandus for approximately $4.5 million, as more fully described in Note 2 to the accompanying unaudited consolidated financial statements. After giving consideration to disposal costs and to the cash which stayed with the divested operation, the net cash proceeds of this transaction amounted to approximately $2.7 million.

Management believes that the Company's cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund operations for at least the next year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, and short-term and long-term debt. At December 31, 1999, the carrying amount of long-term debt (including current portion thereof) was $6,410,000 and the fair value was $6,094,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues.

It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company, from time to time, may enter into foreign currency forward exchange contracts in an effort to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The Company did not have any open foreign currency forward exchange contracts at December 31, 1999.

A portion of the Company's operations consists of investments in foreign subsidiaries. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On October 20, 1999, a lawsuit was filed against the Company by two of its shareholders in the Superior Court of Ventura County, California. The action purports to arise out of the merger of the Company with Jolt Technology, Inc. The complaint asserts claims against the Company and certain of its present and former officers and directors for breach of contract, common law fraud, and violation of the California Corporate Securities Act, and seeks damages in the amount of $3,500,000. The Company denies the allegations of the complaint, and intends a vigorous defense. No amounts have been accrued in the financial statements for the potential outcome of such lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1999 Annual Meeting of Stockholders held on December 16, 1999, James P. Burgess was elected a Class I director. Directors whose terms of office continued after the meeting were Gregory L. Horton, Bruce E. Kanter, and Oscar
B. Marx III. In addition to the election of director, the stockholders approved an amendment to the 1996 Stock Incentive Plan to increase the number of shares of common stock that can be issued thereunder by 250,000, and approved certain amendments to the 1998 Non-Employee Directors Stock Plan. There were 2,267,455 shares of common stock outstanding and entitled to vote at this meeting. Following is a summary of the results of voting:

                                                Votes
                                              Against or   Votes
                                   Votes For   Withheld  Abstained  Unvoted
                                   --------    -------    -------   -------
Election of James P. Burgess
 as director                       1,950,378    21,939

Amendment to the 1996 Stock
  Incentive Plan                   1,151,815    98,659    13,353   1,003,628

Amendments to the 1998 Non-
  Employee Directors Stock Plan    1,854,919   104,882    12,517     295,137


ITEM 5.   SALE OF IRLANDUS CIRCUITS LTD.

On November 12, 1999, the Company sold its printed circuit board (PCB) operation, Irlandus Circuits Ltd. The purchaser was a management buy-out team which included one manager from Irlandus and one manager from the Company's EMS operation in Northern Ireland. The sales consideration was 2.8 million pounds sterling (approximately $4.5 million), paid in cash. See Note 2 to the accompanying notes to unaudited financial statements for additional information on this transaction.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    27      Financial Data Schedule (electronic filing only)


b.  Reports on Form 8-K:

    On December 28, 1999, a Form 8-K was filed concerning the sale of Irlandus, which included pro forma financial information for the transaction.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      February 14, 2000                         /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President -Finance
                                                (Principal Financial Officer)