Form 10-Q
period 2000-03-31
SMTEK INTERNATIONAL INC
filed 2000-05-15
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10 - Q


      (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:  MARCH 31, 2000

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

Yes [X]  No [ ]



The registrant had 2,271,598 shares of Common Stock outstanding as of May 5, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                     March 31,         June 30,
                                       2000              1999
                                      ------            ------
        Assets

Current assets:
  Cash and cash equivalents       $    594,000     $  4,997,000
  Accounts receivable, net          10,460,000       10,606,000
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts            10,298,000        6,283,000
  Inventories, net                   7,225,000        5,812,000
  Prepaid expenses                     414,000          201,000
                                    ----------       ----------

     Total current assets           28,991,000       27,899,000
                                    ----------       ----------
Property, equipment and
 improvements, at cost:
  Buildings and improvements         2,802,000        6,507,000
  Plant equipment                   12,523,000       18,542,000
  Office and other equipment         1,852,000        2,510,000
                                    ----------       ----------

                                    17,177,000       27,559,000
Less: Accumulated depreciation
 and amortization                  (11,378,000)     (18,661,000)
                                    ----------       ----------
Property, equipment and
 improvements, net                   5,799,000        8,898,000
                                    ----------       ----------
Other assets:
  Goodwill, net                      1,452,000        2,430,000
  Deposits and other assets            160,000          317,000
                                    ----------      -----------

                                     1,612,000        2,747,000
                                    ----------      -----------

                                  $ 36,402,000     $ 39,544,000
                                    ==========       ==========

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
                                 (Unaudited)

                                     March 31,         June 30,
                                       2000              1999
                                      ------            ------

Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable    $  2,912,000     $  3,933,000
  Current portion of
   long-term debt                    1,800,000        2,042,000
  Accounts payable                  11,608,000       11,654,000
  Accrued payroll and
   employee benefits                   960,000        1,296,000
  Interest payable                     661,000          821,000
  Income taxes payable               1,456,000        1,963,000
  Other accrued liabilities          1,917,000        1,378,000
                                    ----------       ----------

     Total current liabilities      21,314,000       23,087,000
                                    ----------       ----------


Long-term debt                       5,703,000        7,153,000
                                    ----------       ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value;
    1,000,000 shares authorized;
    no shares issued or outstanding        -                -
  Common stock, $.01 par value;
    3,750,000 shares authorized;
    2,271,598 and 2,267,455 shares
    issued and outstanding at
    March 31, 2000 and June 30,
    1999, respectively                  23,000           23,000
  Additional paid-in capital        36,965,000       36,948,000
  Accumulated deficit              (27,590,000)     (26,789,000)
  Accumulated other
   comprehensive loss                  (13,000)        (878,000)
                                    ----------       ----------

     Total stockholders' equity      9,385,000        9,304,000
                                    ----------       ----------

                                  $ 36,402,000     $ 39,544,000
                                    ==========       ==========


                   See accompanying Notes to Unaudited
                    Consolidated Financial Statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                     2000             1999
                                                    ------           ------
Revenues                                        $ 19,213,000    $  12,219,000
Cost of goods sold                                17,344,000       10,446,000
                                                  ----------       ----------
Gross profit                                       1,869,000        1,773,000
                                                  ----------       ----------
Operating expenses:
  Administrative and selling                       1,539,000        1,245,000
  Goodwill amortization                              326,000          326,000
                                                  ----------       ----------
                                                   1,865,000        1,571,000
                                                  ----------       ----------
Operating income                                       4,000          202,000
                                                  ----------       ----------
Non-operating income (expense):
  Interest income                                     43,000           21,000
  Interest expense                                  (269,000)        (258,000)
  Other income, net                                    2,000           36,000
                                                  ----------       ----------
                                                    (224,000)        (201,000)
                                                  ----------       ----------
Income (loss) from continuing
  operations before income taxes                    (220,000)           1,000
Provision for income taxes                           (15,000)         (27,000)
                                                  ----------       ----------
Loss from continuing operations                     (235,000)         (26,000)
Income from discontinued operations, less
  applicable taxes                                     -              106,000
                                                  ----------       ----------
Net income (loss)                                   (235,000)          80,000

Other comprehensive loss - foreign currency
  translation adjustments                            (32,000)        (186,000)
                                                  ----------       ----------
Comprehensive loss                              $   (267,000)    $   (106,000)
                                                  ==========       ==========
Basic and diluted net income (loss) per share:
  Loss from continuing operations                    $ (0.10)         $ (0.01)
  Income from discontinued operations                     -              0.06
                                                        ----             ----
       Total                                         $ (0.10)         $  0.05
                                                        ====             ====
Shares used in computing basic and diluted
 net income (loss) per share                       2,271,587        1,704,406
                                                   =========        =========


      See accompanying Notes to Unaudited Consolidated Financial Statements.

                   SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                                       Nine Months Ended
                                                           March 31,
                                                     2000             1999
                                                    ------           ------
Revenues                                        $ 48,865,000     $ 38,096,000
Cost of goods sold                                43,298,000       32,333,000
                                                  ----------       ----------
Gross profit                                       5,567,000        5,763,000
                                                  ----------       ----------
Operating expenses:
  Administrative and selling                       4,315,000        3,908,000
  Goodwill amortization                              978,000          960,000
                                                  ----------       ----------
                                                   5,293,000        4,868,000
                                                  ----------       ----------
Operating income                                     274,000          895,000
                                                  ----------       ----------
Non-operating income (expense):
  Interest income                                    153,000           84,000
  Interest expense                                  (768,000)        (736,000)
  Other income (expense), net                         (9,000)          42,000
                                                  ----------       ----------
                                                    (624,000)        (610,000)
                                                  ----------       ----------
Income (loss) from continuing
  operations before income taxes                    (350,000)         285,000
Provision for income taxes                           (45,000)         (80,000)
                                                  ----------       ----------
Income (loss) from continuing operations            (395,000)         205,000
Income from discontinued operations, less
  applicable taxes                                   254,000          314,000
Loss on sale of discontinued operations,
  net of tax                                        (661,000)           -
                                                  ----------       ----------
Net income (loss)                                   (802,000)         519,000

Other comprehensive income (loss):
  Foreign currency translation adjustments           109,000         (120,000)
  Reclassification of foreign currency
   translation adjustments included in
   loss on sale of discontinued operations           756,000            -
                                                  ----------       ----------
Total other comprehensive income (loss)              865,000         (120,000)
                                                  ----------       ----------
Comprehensive income                            $     63,000     $    399,000
                                                  ==========       ==========
Basic and diluted net income (loss) per share:
   Income (loss) from continuing operations          $ (0.17)         $  0.12
   Income from discontinued operations                  0.11             0.18
   Loss on sale of discontinued operations             (0.29)              -
                                                        ----             ----
       Total                                         $ (0.35)         $  0.30
                                                        ====             ====
Shares used in computing basic and diluted
 net income (loss) per share                       2,269,121        1,704,406
                                                   =========        =========

      See accompanying Notes to Unaudited Consolidated Financial Statements

                 SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Nine Months Ended
                                                           March 31,
                                                     2000             1999
                                                    ------           ------
Cash flows from operating activities:
  Net income (loss)                               $ (802,000)    $   519,000
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation expense                           1,544,000       1,463,000
    Amortization of goodwill                         978,000         960,000
    Loss on sale of discontinued operations          661,000            -
    Gain on sale of assets                          (108,000)       (152,000)
    Net increase in operating working
     capital                                      (7,205,000)     (1,171,000)
    Other                                            275,000         (34,000)
                                                   ---------       ---------
Net cash provided by (used in) operating
 activities                                       (4,657,000)      1,585,000
                                                   ---------       ---------

Cash flows from investing activities:
  Capital expenditures                              (684,000)       (992,000)
  Net cash proceeds from sale of
   discontinued operations                         2,689,000           -
  Proceeds from sale of assets                       117,000         152,000
  Purchase of subsidiary, net of cash
   acquired                                            -            (113,000)
                                                   ---------       ---------
Net cash provided by (used in) investing
 activities                                        2,122,000        (953,000)
                                                   ---------       ---------

Cash flows from financing activities:
  Repayments of bank lines of credit              (1,001,000)       (817,000)
  Payments of long-term debt                      (1,178,000)       (897,000)
  Proceeds from foreign government grants            250,000            -
                                                   ---------       ---------
Net cash used in financing activities             (1,929,000)     (1,714,000)
                                                   ---------       ---------

Effect of exchange rate changes on cash               61,000         (17,000)
                                                   ---------       ---------
Decrease in cash and cash equivalents             (4,403,000)     (1,099,000)

Cash and cash equivalents at
 beginning of period                               4,997,000       4,413,000
                                                   ---------       ---------
Cash and cash equivalents at end of period        $  594,000     $ 3,314,000
                                                   =========       =========


                     See accompanying Notes to Unaudited
                      Consolidated Financial Statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Months Ended March 31, 2000 And 1999


Note 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SMTEK International, Inc. provides electronics manufacturing services ("EMS") to original equipment manufacturers ("OEMs") in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company's operating units are located in Southern California, Florida and Northern Ireland.

On November 12, 1999, the Company sold its printed circuit board (PCB) fabrication operation, Irlandus Circuits Ltd. ("Irlandus"). The results of operations of Irlandus, which represented a separate segment of the Company's business, are shown as a discontinued operation for all periods presented in the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income. See Note 2 for additional details of this transaction.

All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2000 and its results of operations and its cash flows for the three and nine months ended March 31, 2000 and 1999.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1999 fell on July 2, 1999. In the accompanying consolidated financial statements, the 1999 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on March 31, 2000 and April 2, 1999.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the interim fiscal 1999 financial statements to conform with the interim fiscal 2000 financial statement presentation. Such reclassifications had no effect on the Company's results of operations or stockholders' equity.

Note 2 - DISCONTINUED OPERATIONS

On November 12, 1999, the Company sold Irlandus, its PCB fabrication operation in Northern Ireland. The purchaser was a management buy-out team which included one manager from Irlandus and one manager from the Company's EMS operation in Northern Ireland. The purchase price was negotiated on an arms length basis between the Company and the purchaser. The gross sales proceeds in the aggregate amount of 2,800,000 pounds sterling (approximately $4,523,000) consisted of a cash dividend of 500,000 pounds sterling paid by Irlandus just prior to closing and cash of 2,300,000 pounds sterling paid by the purchaser at closing.

Irlandus was the sole operating unit comprising the Company's PCB segment. Accordingly, operating results for Irlandus have been presented in the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income as a discontinued operation, and are summarized as follows:
                            Three months ended          Nine months ended
                                 March 31,                  March 31,
                           --------------------        --------------------
                            2000          1999          2000          1999
                           ------        ------        ------        ------
Net sales                $    -       $2,438,000     $3,383,000   $6,497,000
                          =========    =========      =========    =========

Operating income         $    -       $  (40,000)    $  131,000   $   82,000
                          =========    =========      =========    =========

Income from discontinued
 operations, less
 applicable taxes        $    -       $  106,000     $  254,000   $  314,000
                          =========    =========      =========    =========

Net assets of Irlandus consisted of the following:

                                    Nov. 12, 1999     June 30,
                                     (sale date)        1999
                                         ----           ----
  Total assets                        $7,546,000     $6,980,000
  Total liabilities                    3,395,000      3,168,000
                                       ---------      ---------
    Net assets                        $4,151,000     $3,812,000
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

Because the Company had a net loss from continuing operations for the nine months ended March 31, 2000, outstanding stock options and warrants to purchase approximately 407,000 shares of common stock at exercise prices ranging from $3.38 to $70.00 would be anti-dilutive and were therefore not included in the computation of diluted earnings per share. Similarly, options and warrants to purchase approximately 231,000 shares of common stock at exercise prices ranging from $10.00 to $70.00 were not included in the computation of diluted earnings per share for the nine months ended March 31, 1999 because the exercise prices were greater than the average market price of the common shares, and would therefore not be dilutive.

Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.60 per share at any time prior to maturity, were outstanding during the nine months ended March 31, 2000 and 1999, but were not included in the computation of diluted earnings per share because the effect would not be dilutive.

Convertible subordinated debentures aggregating $323,000, due on May 15, 2001 and convertible at a price of $40.00 per share at any time prior to maturity, were outstanding during the nine months ended March 31, 2000 and 1999, but were not included in the computation of diluted earnings per share because the effect would not be dilutive.


Note 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts which amounts were not billable at the balance sheet date. Essentially all of the unbilled amount is expected to be billed within 120 days of the balance sheet date. The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

                                       March 31,      June 30,
                                         2000           1999
                                         ----           ----
  Costs incurred on uncompleted
   contracts                         $49,088,000    $26,421,000
  Estimated earnings                   5,508,000      2,663,000
                                      ----------     ----------
                                      54,596,000     29,084,000
  Less:  Billings to date            (44,298,000)   (22,801,000)
                                      ----------     ----------
                                     $10,298,000    $ 6,283,000
                                      ==========     ==========


Note 5 - INVENTORIES

Inventories consist of the following:

                                       March 31,      June 30,
                                         2000           1999
                                         ----           ----
  Raw materials                       $5,579,000     $5,326,000
  Work in process                      2,546,000      1,408,000
  Finished goods                         131,000        153,000
  Less reserves                       (1,031,000)    (1,075,000)
                                       ---------      ---------
                                      $7,225,000     $5,812,000
                                       =========      =========


Note 6 - FINANCING ARRANGEMENTS

Bank Credit Agreements

The Company has a credit facility for its domestic operating units which consists of an $8 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at the bank's prime rate (9.0% at March 31, 2000). At March 31, 2000, borrowings under this credit facility amounted to $100,000. This credit facility expires on July 6, 2001.

The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 65% of eligible receivables or 2,000,000 pounds sterling (approximately $3,180,000 at March 31, 2000), and bears interest at the bank's base rate (6.0% at March 31, 2000) plus 2.0%. At March 31, 2000, borrowings outstanding under this credit facility amounted to $2,812,000. Although this facility has an expiration date of June 30, 2000, management expects the facility to be renewed in the ordinary course of business for another year.


Note 7 - INFORMATION RELATING TO STATEMENTS OF CASH FLOWS

"Net cash used by operating activities" includes cash payments for interest and income taxes as follows:
                                         Nine months ended
                                             March 31,
                                        --------------------
                                         2000          1999
                                        ------        ------
Interest paid                        $ 902,000      $ 534,000
Income taxes paid                    $ 675,000      $  16,000



"Net increase in operating working capital" is comprised of the following:

                                         Nine Months Ended
                                             March 31,
                                       2000             1999
                                      ------           ------

Increase in accounts receivable $(1,914,000) $ (686,000) Increase in costs and estimated earnings in excess of billings
 on uncompleted contracts           (4,015,000)     (2,723,000)
Increase in inventories             (1,994,000)     (1,149,000)
Increase in prepaid expenses          (274,000)       (202,000)
Increase in accounts payable         1,197,000       3,779,000
Decrease in accrued payroll
 and employee benefits                (125,000)        (66,000)
Decrease in other liabilities          (80,000)       (124,000)
                                    ----------       ---------
Net increase in operating
 working capital                   $(7,205,000)    $(1,171,000)
                                    ==========       =========

Following is the supplemental schedule of non-cash investing and financing activities:
                                         Nine months ended
                                             March 31,
                                        --------------------
                                         2000          1999
                                        ------        ------
Capital expenditures financed by
 capital lease obligations          $1,130,000       $1,678,000
                                     =========        =========
Notes payable issued as partial
 consideration for purchase of
 subsidiary                              -           $  104,000
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

Beginning in May 1997, the Company came under IRS audit with respect to such refund claims. In September 1998, the Company received tax deficiency notices from the IRS in which the IRS advised the Company that it was disallowing substantially all of the tax refunds received by the Company in 1995 which had been recorded as an income tax benefit. In January 1999, the Company filed a protest letter with the IRS to appeal the disallowance. Subsequent to filing the protest letter, the U.S. Tax Court upheld the disallowance of refund claims made by another taxpayer involving Section 172(f) issues similar to those on which the Company had based certain of its refund claims. The Company can give no assurance that it will prevail in its appeal, and in light of the Tax Court ruling, the Company established a full reserve for the contested tax refund amounts and interest thereon in the fourth quarter of its fiscal year ended June 30, 1999.

In connection with the IRS audit, and the subsequent internal review by the Company, the Company determined that the net refund of $761,000 which had been received in 1995, and which was recorded as income taxes payable upon receipt, needed to be returned to the IRS. Accordingly, on July 30, 1999, the Company repaid this amount to the IRS plus accrued interest of $272,000.

As of March 31, 2000, the Company's remaining recorded federal tax liability is $1,387,000, and accrued interest thereon is approximately $610,000. The Company expects the pending appeal of the disallowed refund claims to be resolved with the IRS by the end of calendar year 2000.


Note 9 - COMMITMENTS AND CONTINGENCIES

On October 20, 1999, a lawsuit was filed against the Company by two of its shareholders. The action purports to arise out of the merger of the Company with Jolt Technology, Inc. The complaint asserts claims against the Company and certain of its present and former officers and directors for breach of contract, common law fraud, and violation of the California Corporate Securities Act, and seeks damages in the amount of $3,500,000. The Company denies the allegations of the complaint. In their initial response to the complaint, the Company, and its officers and directors, filed motions to dismiss most of plaintiffs' claims on the grounds that they failed to state a viable claim. Those motions were granted by the Court with permission to plaintiffs to amend. The plaintiffs each filed separate amended complaints stating additional facts in support of their claims. Prior to filing amended complaints, the plaintiffs dismissed voluntarily several of the named individual defendants.

The Company plans to continue its vigorous defense of this matter. The Company believes that the plaintiffs' claims, as amended, continue to lack merit and that the Company and the individual defendants will ultimately prevail. Consequently, no amounts have been accrued in the financial statements for the potential outcome of this litigation.




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

DESCRIPTION OF THE BUSINESS

The Company is an electronics manufacturing services (EMS) provider serving original equipment manufacturers (OEMs) in the computer, telecommunications, instrumentation, medical, industrial and aerospace industries. The Company provides integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry. The Company's operating units are located in Thousand Oaks, California; San Diego, California; Fort Lauderdale, Florida; and Lurgan, Northern Ireland.

RECENT DEVELOPMENT

As more fully described in Note 2 to the accompanying unaudited consolidated financial statements, on November 12, 1999 the Company sold Irlandus Circuits, Ltd., its printed circuit board fabrication operation in Northern Ireland, to a management buy-out team. Accordingly, the results of operations of Irlandus, which represented a separate segment of business, have been presented as a discontinued operation in the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS

The following discussion relates to continuing operations only, and excludes the results of Irlandus Circuits Ltd. which is shown as a discontinued operation.

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 1999 fell on July 2, 1999. In the accompanying consolidated financial statements, the 1999 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on March 31, 2000 and April 2, 1999.

Consolidated revenues for the three and nine months ended March 31, 2000 were $19,213,000 and $48,865,000, respectively, compared to $12,219,000 and
$38,096,000 for the same periods in the previous fiscal year, respectively. Revenues in the latest quarter increased by $6,994,000, or 57%, over the third quarter of last year primarily due to sales by the Company's San Diego operating unit, which was acquired using the purchase method of accounting on January 29, 1999; increased business from certain of domestic customers; and new contracts in at the Company's European operating unit.

Consolidated gross profit for the three months ended March 31, 2000 increased $96,000 to $1,869,000 (9.7% of sales) from $1,773,000 (14.5% of sales) for the same period of the prior year. Despite the 57% increase in sales in the latest quarter, gross profit increased only modestly, and gross margin declined significantly, because of a shift in business mix to assembly contracts with higher direct material costs as a percentage of revenues. Direct material costs as a percent of sales rose from 54% in the quarter ended March 31, 1999 to 65% in the quarter ended March 31, 2000.

Consolidated gross profit for the nine months ended March 31, 2000 decreased $196,000 to $5,567,000 (11.4% of sales) from $5,763,000 (15.1% of sales) for the same period of the prior year. The decline in gross profit and gross margin percentage in the latest nine-month period was primarily due to difficulties experienced by the Company's European operating unit in ramping up its production volume and manufacturing capacity for several new assembly contracts. In the nine months ended March 31, 2000, the Company's gross margin percentage was positively impacted as a result of the favorable resolution of certain operating contingencies in the amount of approximately $350,000.

Administrative and selling expenses increased from $1,245,000 for the three months ended March 31, 1999 to $1,539,000 for the three months ended March 31, 2000, due primarily to legal expenses of approximately $120,000 associated with defending a lawsuit filed against the Company in October 1999. Administrative and selling expenses of continuing operations for the nine months ended March 31, 2000 were $4,315,000 compared to $3,908,000 for the same period in the previous year. The net change from fiscal 1999 to fiscal 2000 is due mainly to the inclusion in the latest nine-month period of the results of the San Diego facility, acquired in January 1999, and the legal expenses in the latest quarter noted above, partially offset by decreases in administrative and selling expenses at the Company's Thousand Oaks and European operating units.

In the three and nine months ended March 31, 2000, operating income was $4,000 and $274,000, respectively, compared to $202,000 and $895,000 for the same periods in the previous fiscal year, respectively, due primarily to losses at the Company's European subsidiary. The European operation was unprofitable due to higher costs related to the ramp-up of production capability for several new customer engagements.

The provision for income taxes of $45,000 and $80,000 for the nine months ended March 31, 2000 and 1999, respectively, represents state income tax. The Company does not have a federal or foreign income tax provision for the three- or nine-month periods ended March 31, 2000 and 1999 due to the existence and utilization of net operating loss carryforwards for U.S. and United Kingdom income tax purposes.



RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued, which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company will adopt SFAS 133, as amended by SFAS No. 137, in the first quarter of its fiscal year ending June 30, 2001. Management has not completed an evaluation of the effects this standard will have on the Company's consolidated financial statements, but does not anticipate that such effects will be material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the first quarter of its fiscal year 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have. However, based on current guidance, the Company believes adoption of the SAB will not have a material impact on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's financial statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $594,000 at March 31, 2000, and its bank lines of credit.

During the nine months ended March 31, 2000, cash and cash equivalents decreased by $4,403,000. This decrease consisted of cash used in operating activities of $4,657,000, capital expenditures of $684,000, repayments of bank line of credit borrowings of $1,001,000 and reductions of other debt of $1,178,000, partially offset by net cash proceeds from the sale of discontinued operations of $2,689,000, proceeds from the sale of assets of $117,000, foreign government grants of $250,000, and the effect of exchange rate changes on cash of $61,000. Cash used in operating activities of $4,657,000 is attributable primarily to an increase of $4,015,000 in costs and estimated earnings in excess of billings on uncompleted contracts during the nine months ended March 31, 2000. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2000 is expected to be billed within 120 days of that date.


The Company has a credit facility for its domestic operating units which consists of an $8 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at the bank's prime rate (9.0% at March 31, 2000). At March 31, 2000, borrowings under this credit facility amounted to $100,000, and the amount available to borrow based on the advance rates against receivables and inventory was approximately $5.3 million. This credit facility expires on July 6, 2001.

The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 65% of eligible receivables or 2,000,000 pounds sterling (approximately $3,180,000 at March 31, 2000), and bears interest at the bank's base rate (6.0% at March 31, 2000) plus 2.0%. At March 31, 2000, borrowings outstanding under this credit facility amounted to $2,812,000, and the amount available to borrow based on the advance rate against receivables was approximately $480,000. Although this facility has an expiration date of June 30, 2000, management expects the facility to be renewed in the ordinary course of business for another year.

The Company's operating units require continuing investment in plant and equipment to remain competitive as technology evolves and to increase production capacity to accommodate business growth and expansion. Capital expenditures during fiscal years 1999, 1998 and 1997 were approximately $3,426,000, $1,424,000 and $2,372,000, respectively. Capital expenditures during the nine months ended March 31, 2000, including amounts financed by capital leases, were $1,814,000, of which approximately $1.2 million was for the Company's European operations. The Company anticipates that additional capital expenditures of as much as $2 million may be made in the fourth quarter of fiscal 2000, primarily to expand production capacity at its Thousand Oaks and San Diego plants. The substantial majority of these capital expenditures is expected to be financed by equipment leases and/or installment loans.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, and short-term and long-term debt. At March 31, 2000, the carrying amount of long-term debt (including current portion thereof) was $7,503,000 and the fair value was $7,187,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues.

It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company, from time to time, may enter into foreign currency forward exchange contracts in an effort to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The Company did not have any open foreign currency forward exchange contracts at March 31, 2000.

A portion of the Company's operations consists of investments in foreign subsidiaries. As a result, the Company's financial results could be affected by changes in foreign currency exchange rates.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On October 20, 1999, a lawsuit was filed against the Company by two of its shareholder in the Superior Court of Ventura County, California. The action purports to arise out of the merger of the Company with Jolt Technology, Inc. The complaint asserts claims against the Company and certain of its present and former officers and directors for breach of contract, common law fraud, and violation of the California Corporate Securities Act, and seeks damages in the amount of $3,500,000. The Company denies the allegations of the complaint. In their initial response to the complaint, the Company, and its officers and directors, filed motions to dismiss most of plaintiffs' claims on the grounds that they failed to state a viable claim. Those motions were granted by the Court with permission to plaintiffs to amend. The plaintiffs each filed separate amended complaints stating additional facts in support of their claims. Prior to filing amended complaints, the plaintiffs dismissed voluntarily several of the named individual defendants.

The Company plans to continue its vigorous defense of this matter. The Company believes that the plaintiffs' claims, as amended, continue to lack merit and that the Company and the individual defendants will ultimately prevail. Consequently, no amounts have been accrued in the financial statements for the potential outcome of this litigation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    27      Financial Data Schedule (electronic filing only)







                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        May 12, 2000                         /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President - Finance
                                                (Principal Financial Officer)