Form 10-K
period 2000-06-30
SMTEK INTERNATIONAL INC
filed 2000-08-28
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2000
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

       Title of each class        Name of each exchange on which registered
    _________________________       ___________________________________________
   Common Stock, $.01 Par Value             Pacific Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported by Nasdaq on August 21, 2000 was $4,959,000. The registrant had 2,275,012 shares of Common Stock outstanding as of August 21, 2000.


                     DOCUMENTS INCORPORATED BY REFERENCE


Specified parts of the registrant's Annual Report to Stockholders for its fiscal year ended June 30, 2000 are incorporated by reference into Parts I and II hereof. Specified parts of the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days of this report on Form 10-K, are incorporated by reference into Part III hereof.

     THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENT ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED AS "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-3 (NO. 333-62621) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND DECLARED EFFECTIVE ON SEPTEMBER 17, 1998 AND IN OTHER DOCUMENTS THE COMPANY HAS FILED AND FILES, FROM TIME TO TIME, WITH THE SECURITIES AND EXCHANGE COMMISSION.


                                     PART I


Item 1.   BUSINESS


GENERAL

     SMTEK International, Inc. (the "Company") is an electronics manufacturing services ("EMS") provider to original equipment manufacturers ("OEMs") primarily in the computer, telecommunications, instrumentation, medical, financial services automation, industrial and aerospace industries. The Company provides integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry. The Company's operating units are located in Thousand Oaks, California; San Diego, California; Fort Lauderdale, Florida; and Craigavon, Northern Ireland.

     On November 12, 1999, the Company sold Irlandus Circuits, Ltd. ("Irlandus"), its printed circuit board ("PCB") fabrication operation in Northern Ireland, to a management buy-out team. Accordingly, the results of operations of Irlandus, which represented a separate segment of business, have been presented as a discontinued operation for all periods presented in the accompanying consolidated statements of operations and comprehensive income (loss).

     On January 29, 1999, the Company acquired Technetics, Inc.
("Technetics"), an EMS provider in San Diego, California, in order to enhance the Company's presence in Southern California. The acquisition of Technetics was accounted for under the purchase method of accounting.

     On June 30, 1998, the Company acquired Jolt Technology, Inc. ("Jolt"), an EMS provider in Fort Lauderdale, Florida. The acquisition of Jolt was accounted for under the pooling-of-interests method of accounting.

     The Company was incorporated in California in 1959 and was reincorporated in Delaware in 1986. The Company changed its name from Data-Design Laboratories, Inc. to DDL Electronics, Inc. in December 1993, and in October 1998 the name was changed to SMTEK International, Inc. The Company's executive office is located at 2151 Anchor Court, Thousand Oaks, California 91320, telephone (805) 376-2595.



INDUSTRY OVERVIEW

     EMS Industry

     The EMS industry can be classified into two general segments: high-volume and low-to-medium volume. The Company focuses on the low-to-medium volume segment. Manufacturers in this segment are highly fragmented and competitive. Customer bases tend to be highly concentrated, with two or three customers typically accounting for a significant portion of an EMS provider's total revenue.

     Two principal assembly techniques are employed in the EMS industry: surface mount technology ("SMT"), which accounts for the majority of manufacturing; and through-hole technology. Management believes that the low-to-medium volume EMS market is continuing to move toward SMT as the preferred manufacturing technique, mainly because semiconductors have continued to decline in size, thereby lowering manufacturing tolerances. The Company's production processes are predominantly SMT.

     Description of EMS Products and Services

     Production of electronic assemblies for a customer is only performed when a firm order is received and accepted. Customer cancellations of orders are infrequent and are usually subject to cancellation charges. More often, a customer will delay shipment of orders based on its actual or anticipated needs. Electronic assemblies are produced based on one of two general methods, either "turnkey" (where the Company provides all materials, labor and equipment associated with producing the customers' product) or "consigned" (where the Company provides only labor and equipment for manufacturing electronic assemblies and the customer provides the materials).

     The Company's EMS operations provide both turnkey and consignment electronics manufacturing services using surface mount and through-hole interconnection technologies. The Company conducts its domestic business through its facilities in Thousand Oaks, San Diego and Fort Lauderdale, and its European business through its SMTEK Europe Limited subsidiary in Northern Ireland. The Company's EMS operations do not fabricate any of the components used in these processes.

    The materials procurement element of the Company's turnkey services consists of the planning, purchasing, expediting, warehousing and financing of the components and materials required to assemble a board-level or system-level assembly. Customers have increasingly required the Company and other EMS providers to purchase some or all components directly from component manufacturers or distributors and to finance the components and materials.
In establishing a turnkey relationship with an EMS provider, a customer typically incurs costs in qualifying that EMS provider and, in some cases, its sources of component supply, to refine product design and to develop mutually compatible information and reporting systems. With this relationship established, the Company believes that customers experience significant difficulty in expeditiously and effectively reassigning a turnkey project to a new assembler or in taking on the project themselves. At the same time, the Company faces the obstacle of attracting new customers away from existing EMS providers, or from the customers' in-house assembly operations.



RISK FACTORS

     Due to the risk factors noted below and elsewhere in this Form 10-K and other filings by the Company with the Securities and Exchange Commission, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Furthermore, the Company participates in a highly dynamic and competitive industry, which can result in volatility of the Company's common stock price. The Company's results of operations may be affected by several other risk factors as described below:

Fluctuation in Operating Results

     The Company's operating results are affected by a number of factors, including the timing of orders from and shipments to major customers, availability of materials and components, the volume of orders relative to the Company's capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers, variations in the mix between consignment and turnkey arrangements with customers, variations in the demand for products in the industries served by the Company, and general economic conditions. Operating results can also be significantly influenced by the development and introduction of new products or technologies by the Company's customers, or such customer's competitors, which may materially and adversely affect the demand for the Company's services. Variations in the size and delivery schedules of purchase orders received by the Company, changes in customers' delivery requirements, or the rescheduling or cancellation of orders and commitments may result in substantial fluctuations of revenues, backlog and profits from period to period.

     A significant portion of the Company's expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. The inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of such decline in the Company's results of operations. Also, the Company may not be able to respond quickly if there is a sudden increase of demand for its services as the Company may require additional capital expenditures and personnel to handle this additional capacity.

Concentration of Customers

     The Company's customer base is highly concentrated. For fiscal years ended June 30, 2000, 1999 and 1998, the Company's three largest customers, as a percentage of total revenue, are as follows:

                                          Year Ended June 30,
                                       --------------------------
                                        2000      1999      1998
                                       ------    ------    ------
First largest customer                  15.5%     23.8%     23.7%
Second largest customer                 13.5      11.4      16.4
Third largest customer                  10.2       7.5      16.4

The Company anticipates that a significant portion of its sales will continue to be concentrated in a relatively few number of customers for the foreseeable future.


Unavailability of Components and Materials

     Components and material used by the Company in producing surface mount assemblies and turnkey solutions are purchased by the Company from approved suppliers. Any failure on the part of these suppliers to deliver required components to the Company or any failure of such components to meet performance requirements could impair the Company's ability to meet scheduled shipment dates and could delay sales of systems by the Company and, thereby, adversely affect the Company's business, financial condition and results of operations. The Company has in the past experienced shortages of certain types of electronic components, and may experience shortages of certain electronic components that are customer-supplied or are in short supply generally within the electronics industry. Currently, the Company is experiencing such shortages.

     In addition, the Company's customers may specify the particular manufacturers and components, such as the Intel Pentium microprocessor, to be used in the assembly process. To the extent these components are not available on a timely basis or are in short supply because of allocations imposed by the component manufacturer, and the customer is unwilling to accept a substitute component, delays may occur. Such delays are experienced in the EMS business from time to time and have caused sales and inventory fluctuations in the Company's business. Currently, the Company is experiencing such delays.

     Component shortages or price fluctuations, to the extent not absorbed by customers under their agreements with the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Certain components used in a number of the Company's customer programs are obtained from sole source suppliers.

Variability of Customer Requirements

     The level and timing of purchase orders placed by the Company's customers are affected by a number of factors, including variation in demand for the customer's products, customer attempts to manage inventory and changes in the customer's manufacturing strategies. Many of these factors are outside of the control of the Company. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided by the Company or to pay for components and materials purchased by the Company on such customer's behalf, have adversely affected the Company's business, financial condition and results of operations in the past and could have a material adverse effect on the Company's business, financial condition and results of operations in the future.



MARKETS AND CUSTOMERS

     The Company's sales and the percentage of its consolidated sales to the principal end-user markets it serves for the last three fiscal years were as follows (dollars in thousands):

                                         Year ended June 30,
                       ------------------------------------------------------
       Markets              2000               1999                1998
--------------------   ---------------    ---------------     ---------------
Industrial controls
 & instrumentation     $13,542   19.3%    $ 7,225   14.1%     $ 2,568    5.8%
Medical                 12,985   18.5       4,311    8.4        2,649    5.9
Financial services
 automation             10,803   15.4       3,464    6.8        7,344   16.4
Defense                 10,315   14.7       6,776   13.2        4,258    9.5
Computer                 8,471   12.0       1,948    3.8        4,170    9.3
Telecommunications       6,110    8.7       9,683   18.9        8,241   18.4
Commercial avionics      5,234    7.4      15,130   29.6       11,333   25.4
Space and satellites       115    0.2       1,540    3.0        2,729    6.1
Other                    2,677    3.8       1,098    2.2        1,398    3.2
                       -------  -----     -------  -----      -------  -----
    Total              $70,252  100.0%    $51,175  100.0%     $44,690  100.0%
                       =======  =====     =======  =====      =======  =====

     See Note 11 to the consolidated financial statements for information on the Company's revenues and long-lived assets by geographical area.

     The Company markets its EMS services through both direct sales personnel and through representatives from independent manufacturers. The Company's marketing strategy is to develop close relationships with, and to increase sales to, certain existing and new major OEM customers. This includes becoming involved at an early stage in the design of these customers' new products. The Company believes that this strategy is necessary to keep abreast of rapidly changing technological needs and to develop new EMS processes, thereby enhancing the Company's EMS capabilities and its position in the industry. As a result of this strategy, however, fluctuations experienced by one or more of these customers in demand for their products may have and have had adverse effects on the Company's sales and profitability.


INDUSTRY CONDITIONS AND COMPETITION

     The markets in which the EMS business operate are intensely competitive and have experienced excess production capacity for many years. Seasonality is not a significant factor in the EMS business. Competition is principally based on price, product quality, technical capability and the ability to deliver products on schedule. Both the price of and the demand for EMS are sensitive to economic conditions, changing technologies and other factors. The technology used in EMS is widely available, and there are a large number of domestic and foreign competitors. Many of these firms are larger than the Company and have significantly greater financial, marketing and other resources. Many of the Company's competitors have also made substantial capital expenditures in recent years and operate technologically advanced EMS facilities. Furthermore, some of the Company's customers have substantial in-house EMS capabilities. There is a risk that when these customers are operating at less than full capacity they will use their own facilities rather than contract with the Company. Despite this risk, management believes that the Company has not experienced a significant loss of business to OEMs' captive assembly operations.


BACKLOG

     At June 30, 2000, 1999 and 1998, the Company's backlog for its EMS operations was $53,399,000, $38,670,000 and $35,104,000, respectively.
Backlog is comprised of orders believed to be firm for products that have scheduled shipment dates during the next 12 months. A substantial portion of the backlog is expected to be shipped within 180 days. Some orders in the backlog may be cancelled under certain conditions. In addition, the timing of orders from major customers may result in significant fluctuations in the Company's backlog and operating results from period to period. Accordingly, the Company believes that backlog may not be a reliable indicator of future operating results.


ENVIRONMENTAL REGULATION

     The Company is currently involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former PCB manufacturing plant in Anaheim, California which was leased by one of the Company's former subsidiaries, Aeroscientific Corp. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are expected to be borne on a 50-50 basis between the Company and the property owner. At June 30, 2000, the Company had a reserve of $447,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. It is possible, however, that these future remediation costs could differ significantly from the estimates, and that the Company's portion could significantly exceed the amount of its reserve. The Company's liability for remediation in excess of its reserve could have a material adverse impact on its business, financial condition and results of operations.


EMPLOYEES

     At June 30, 2000, the Company had approximately 575 employees.



Item 2.  PROPERTIES

     The following table lists principal plants and properties of the
Company:

                                            Owned
                                Square        or
       Location                 Footage     Leased            Use
---------------------------     -------     ------     ------------------
Thousand Oaks, California        45,000     Leased     Executive offices,
                                                         assembly plant
San Diego, California            18,000     Leased     Assembly plant
Fort Lauderdale, Florida          8,400     Leased     Assembly plant
Craigavon, Northern Ireland      67,000     Owned      Assembly plant

     The Northern Ireland property is pledged as security for an installment loan payable to the Industrial Development Board ("IDB") for Northern Ireland, from which the property was purchased. This loan had an outstanding balance of approximately $747,000 at June 30, 2000.


Item 3.  LEGAL PROCEEDINGS

     In October 1999, a lawsuit was filed against the Company by two of its shareholders in the Superior Court of Ventura County, California. The action purports to arise out of the merger of the Company with Jolt in June 1998. The lawsuit asserts claims against the Company and certain of its present and former officers and directors and an income tax advisor for breach of contract, common law fraud, and violation of the California Corporate Securities Act. The lawsuit seeks damages in the amount of $3,500,000.

     Certain individual director or officer defendants have been dismissed or the court has ordered them to be dismissed. The action is now proceeding in discovery against the Company, the remaining officers and directors, and the income tax advisor. No trial date has been set at this time.

     The Company denies the allegations asserted in the lawsuit and is engaged in a vigorous defense of the matter. The Company believes that the plaintiffs' claims lack merit. Consequently, no amounts have been accrued in the consolidated financial statements for the potential outcome of this litigation at this time.

     Although the Company denies the allegations in the matter, there can be no assurance that the Company will prevail. An unfavorable result could adversely affect the Company's business, results of operations and/or financial condition.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the three months ended June 30, 2000.



                                PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The information set forth under the caption "Market and Dividend Information" in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five-Year Financial Summary" in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") in the Company's 2000 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and cash equivalents, accounts receivable, and short-term and long-term debt. At June 30, 2000, the carrying amount of long-term debt (including current portion thereof) was $7,103,000 and the fair value was $6,629,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues. See Note 6 to the accompanying consolidated financial statements for maturities of long-term debt for the next five years. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $90,000.

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company, from time to time, may enter into foreign currency forward exchange contracts in an effort to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The Company did not have any open foreign currency forward exchange contracts at June 30, 2000.


     A portion of the Company's operations consists of an investment in a foreign subsidiary. As a result, the Company's financial results have been and may continue to be affected by changes in foreign currency exchange rates.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements later in this Report under
Item 14(a)(1).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                     PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders.


Item 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's proxy statement for its 2000 Annual Meeting of Stockholders.



                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

                                                           2000 Annual
                                                            Report to
                                                           Stockholders
                                                           ------------
(a)(1) List of Financial Statements

List of data incorporated by reference:
  Report of KPMG LLP on consolidated
   financial statements                                         14
  Consolidated balance sheets as of June 30, 2000
   and 1999                                                     15
  Consolidated statements of operations and
  comprehensive income (loss) for the years
   ended June 30, 2000, 1999 and 1998                           17
  Consolidated statements of cash flows for the
   years ended June 30, 2000, 1999 and 1998                     18
  Consolidated statements of stockholders'
   equity for the years ended June 30,
   2000, 1999 and 1998                                          19
  Notes to consolidated financial statements                    20

(a)(2)  Financial Statement Schedules
   The financial statement schedules are omitted
   because they are either not applicable or the
   information is included in the notes to
   consolidated financial statements.
                                                            Form 10-K
                                                            ---------
(a)(3)  List of Exhibits:
      Exhibit Index                                             14

(b) Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.




                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2000.

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


      Signature                      Title                      Date

/s/ Gregory L. Horton        Chief Executive Officer,       August 25, 2000
-----------------------       President and Chairman      -------------------
   Gregory L. Horton          of the Board (principal
                              executive officer)


/s/ Richard K. Vitelle       Vice President-Finance and     August 25, 2000
-----------------------       Administration, Chief       -------------------
   Richard K. Vitelle         Financial Officer and
                              Treasurer (principal
                              financial officer)


                             Director
-----------------------                                   -------------------
   Clay M. Biddinger


/s/ James P. Burgess         Director                       August 23, 2000
-----------------------                                   -------------------
   James P. Burgess


/s/ Bruce E. Kanter          Director                       August 23, 2000
-----------------------                                   -------------------
   Bruce E. Kanter


/s/ Oscar B. Marx            Director                       August 23, 2000
-----------------------                                   -------------------
   Oscar B. Marx III

                                  EXHIBIT INDEX


Exhibit
Number    Description
-------   -----------

 2.1 Agreement and Plan of Merger dated May 28, 1998 among the Company, Jolt Technology, Inc. and the shareholders of Jolt Technology, Inc. (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated June 12, 1998)

 2.2 Stock Purchase Agreement dated January 24, 1999 between SMTEK International, Inc. and the shareholders of Technetics, Inc. (incorporated by reference to Exhibit 99-1 of the Company's Current Report on Form 8-K filed on February 12, 1999).

 2.3 Agreement dated November 12, 1999 between DDL Europe, Ltd. (a subsidiary of the Company) and Fast Track Circuits, Ltd. for the sale of the capital stock of Irlandus Circuits, Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 28, 1999.)

 3.1 Amended and Restated Certificate of Incorporation of SMTEK International, Inc. (incorporated by reference to Exhibit 3.1 of the Company's 1999 Annual Report on Form 10-K).

 3.2      Bylaws of the Company, amended and restated effective August
          23, 2000.

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

 4.3 Form of Series E Warrant dated February 29, 1996 covering an aggregate 1,500,000 shares and expiring on February 28, 2001 (incorporated by reference to Exhibit 4-n of the Company's Registration Statement on Form S-3, Commission File No. 333-02969).

 10.1     1993 Stock Incentive Plan (incorporated by reference to
          Exhibit 4.7 of the Company's Registration Statement on Form S-8, Commission file No. 33-74400).


 10.2 Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for the fiscal 1999 Annual Stockholders Meeting).

 10.3 Amended and Restated 1998 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement for the fiscal 1999 Annual Stockholders Meeting).

 10.4 Standard Industrial Lease-Net dated August 1, 1984, among the Company, Aeroscientific Corp., and Bradmore Realty Investment Company, Ltd. (incorporated by reference to Exhibit 10-w of the Company's 1990 Annual Report on Form 10-K).

 10.4.1 Second Amendment to Lease among Bradmore Realty Investment Company, Ltd., the Company and the Company's Aeroscientific Corp. subsidiary, dated July 2, 1993 (incorporated by reference to Exhibit 10-cd of Registration Statement No. 33-63618).

 10.5 Grant Agreement dated August 29, 1989, between SMTEK Europe Limited (fka DDL Electronics Limited) and the IDB for Northern Ireland ("IDB") (incorporated by reference to Exhibit 10.29 of the Company's Registration Statement No. 33-39115).

 10.5.1 Agreement dated May 2, 1996, between SMTEK Europe Limited and the IDB amending the Grant Agreement dated August 29, 1989 (incorporated by reference to Exhibit 10.11.1 filed with the Company's 1996 Annual Report on Form 10-K).

 10.6 Employment Agreement dated September 12, 1996 between the Company and Richard K. Vitelle (incorporated by reference to
          Exhibit 10.15 filed with the Company's 1996 Annual Report on
          Form 10-K).

 11 Statement re Computation of Per Share Earnings (incorporated by reference to Note 9 to the consolidated financial statements of the 2000 Annual Report to Stockholders).

 13       Annual Report to security holders.

 21       Subsidiaries of the Registrant.

 23       Consent of KPMG LLP.

 27       Financial Data Schedule.

 99       Undertaking for Form S-8 Registration Statement.