Form 10-Q
period 2000-09-30
SMTEK INTERNATIONAL INC
filed 2000-11-13
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      SEPTEMBER 30, 2000
                                          ------------------

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from            to
                                    -----------   ------------


                        Commission File Number:  1-8101


Exact Name of Registrant as
  Specified in Its Charter:     SMTEK INTERNATIONAL, INC.
                                -------------------------


            DELAWARE                               33-0213512
------------------------------                 ------------------
State or Other Jurisdiction of                 I.R.S. Employer
Incorporation or Organization:                 Identification No.



Address of Principal Executive Offices:        2151 Anchor Court
                                               Thousand Oaks, CA 91320

Registrant's Telephone Number:                 (805) 376-2595



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes [X]  No [ ]



The registrant had 2,275,475 shares of Common Stock outstanding as of November 10, 2000.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands except share and per share amounts)



                                              September 30,      June 30,
                                                  2000             2000
                                              -------------      --------
                                               (Unaudited)
                    Assets

Current assets:
  Cash and cash equivalents                      $    517        $    532
  Accounts receivable, less allowance
    for doubtful accounts of $141 and $151         11,761          13,365
  Costs and estimated earnings in excess
    of billings on uncompleted contracts           11,413          10,257
  Inventories, net                                  6,488           6,095
  Prepaid expenses                                    284             180
                                                 --------        --------

     Total current assets                          30,463          30,429
                                                 --------        --------
Property, equipment and improvements, at cost:
  Buildings and improvements                        2,739           2,758
  Plant equipment                                  13,671          12,875
  Office and other equipment                        2,347           2,307
                                                 --------        --------

                                                   18,757          17,940
Less: Accumulated depreciation
  and amortization                                (11,351)        (11,249)
                                                 --------        --------

     Property, equipment and improvements, net      7,406           6,691
                                                 --------        --------
Other assets:
  Goodwill, net                                       800           1,126
  Deposits and other assets                           186             282
                                                 --------        --------

                                                      986           1,408
                                                 --------        --------

                                                 $ 38,855        $ 38,528
                                                 ========        ========

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
              (In thousands except share and per share amounts)



                                              September 30,      June 30,
                                                  2000             2000
                                              -------------      --------
                                               (Unaudited)
    Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable                   $  7,610        $  7,583
  Current portion of long-term debt                 2,194           2,106
  Accounts payable                                  8,795           9,240
  Accrued payroll and employee benefits             1,134           1,150
  Interest payable                                    758             761
  Income taxes payable                              1,439           1,419
  Other accrued liabilities                         2,123           1,797
                                                 --------        --------

     Total current liabilities                     24,053          24,056
                                                 --------        --------

Long-term debt                                      5,024           4,997
                                                 --------        --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000
    shares authorized; no shares issued
    or outstanding                                    -               -
  Common stock, $.01 par value; 3,750,000
    shares authorized; 2,275,475 and
    2,272,012 shares issued and outstanding
    at September 30, 2000 and June 30, 2000,
    respectively                                       23              23
  Additional paid-in capital                       36,986          36,972
  Accumulated deficit                             (27,115)        (27,430)
  Accumulated other comprehensive loss               (116)            (90)
                                                 --------        --------

     Total stockholders' equity                     9,778           9,475
                                                 --------        --------

                                                 $ 38,855        $ 38,528
                                                 ========        ========





    See accompanying notes to unaudited consolidated financial statements.

                    SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      COMPREHENSIVE INCOME (LOSS) (Unaudited)
                      (In thousands except per share amounts)


                                               Three Months Ended
                                                  September 30,
                                               -------------------
                                                 2000        1999
                                               -------     -------
Revenues                                       $20,924     $15,211
Cost of goods sold                              18,333      13,378
                                               -------     -------
Gross profit                                     2,591       1,833
                                               -------     -------
Operating expenses:
  Administrative and selling expenses            1,582       1,350
  Goodwill amortization                            326         326
                                               -------     -------
Total operating expenses                         1,908       1,676
                                               -------     -------
Operating income                                   683         157
                                               -------     -------
Non-operating income (expense):
  Interest expense, net                           (316)       (213)
  Other expense, net                               (32)         (2)
                                               -------     -------
Total non-operating expense                       (348)       (215)
                                               -------     -------
Income (loss) from continuing
  operations before income taxes                   335         (58)
Income tax provision                                20          20
                                               -------     -------
Income (loss) from continuing operations           315         (78)
Income from discontinued operations,
  net of tax                                       -           213
                                               -------     -------
Net income                                         315         135

Other comprehensive income (loss):
  Foreign currency translation adjustments         (26)        291
                                               -------     -------
Comprehensive income                           $   289     $   426
                                               =======     =======


Basic and diluted earnings per share:
  Income (loss) from continuing operations     $  0.14     $ (0.03)
  Income from discontinued operations              -          0.09
                                               -------     -------
       Earnings per share                      $  0.14     $  0.06
                                               =======     =======

Shares used in computing basic and diluted
  earnings per share
    Basic                                        2,275       2,267
                                               =======     =======
    Diluted                                      2,307       2,267
                                               =======     =======

      See accompanying notes to unaudited consolidated financial statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                       Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                       2000          1999
                                                      -------       -------
Cash flows from operating activities:
  Net income                                          $   315       $   135
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                         808           906
    (Increase) decrease in accounts receivable          1,495           (46)
    Increase in costs and estimated earnings in
      excess of earnings on uncompleted contracts      (1,156)         (675)
    Increase in inventories                              (458)         (380)
    Decrease in accounts payable                         (361)         (695)
    Increase (decrease) in other accrued liabilities      337          (559)
    Other, net                                             14          (223)
                                                      -------       -------
Net cash provided by (used in) operating activities       994        (1,537)
                                                      -------       -------

Cash flows from investing activities:
  Capital expenditures                                   (801)         (260)
  Proceeds from sale of assets                              2           110
                                                      -------       -------
Net cash used in investing activities                    (799)         (150)
                                                      -------       -------

Cash flows from financing activities:
  Proceeds from bank lines of credit                       86           849
  Payments of long-term debt                             (296)         (425)
  Proceeds from foreign government grants                 -             249
                                                      -------       -------
Net cash provided by (used in) financing activities      (210)          673
                                                      -------       -------

Effect of exchange rate changes on cash                   -              66
                                                      -------       -------
Decrease in cash and cash equivalents                     (15)         (948)

Cash and cash equivalents at beginning of period          532         4,997
                                                      -------       -------
Cash and cash equivalents at end of period            $   517       $ 4,049
                                                      =======       =======

Supplemental cash flow information:
  Interest paid                                       $   320       $   442
  Income taxes paid                                       -             573
Non-cash investing activities:
  Capital expenditures financed by lease
    obligations and notes payable                         440           433
  Other                                                     3           -




See accompanying notes to unaudited consolidated financial statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               Three Months Ended September 30, 2000 and 1999


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

     On November 12, 1999, the Company sold its printed circuit board ("PCB") operation, Irlandus Circuits Ltd. ("Irlandus"). The results of operations of Irlandus, which represented a separate segment of the Company's business, are shown as a discontinued operation for the three months ended September 30, 1999 in the accompanying unaudited consolidated statements of operations and comprehensive income.

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 2000 and its results of operations and its cash flows for the three months ended September 30, 2000 and 1999.

     The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2000 fell on June 30, 2000. In the accompanying consolidated financial statements, the 2000 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on September 29, 2000 and October 1, 1999.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 20, 2000.

     Certain reclassifications have been made to the interim fiscal 2000 financial statements to conform with the interim fiscal 2001 financial statement presentation. Such reclassifications had no effect on the Company's results of operations or stockholders' equity.


Note 2  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. The following is a summary of the calculation of earnings per share (dollars in thousands, except per share data):


                                            Three months ended
                                            September 30, 2000
                                            ==================

Net income                                       $     315
                                                 =========

Weighted average shares:
  Basic weighted average number of
    common shares outstanding                    2,275,101
  Dilutive effect of outstanding
    common stock equivalents                        31,474
                                                 ---------
      Diluted weighed average number of
        common shares outstanding                2,306,575
                                                 =========

Earnings per share:
  Basic                                          $    0.14
                                                 =========
  Diluted                                        $    0.14
                                                 =========

     At September 30, 2000, options and warrants to purchase 400,303 shares of Common Stock at prices ranging from $3.38 to $30.20 were outstanding. Because the Company had a loss from continuing operations for the three months ended September 30, 1999, outstanding stock options and warrants to purchase approximately 247,841 shares of Common Stock at exercise prices ranging from $5.38 to $70.00 would be antidilutive and were therefore not included in the computation of diluted earnings per share.

     Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.60 per share at any time prior to maturity, were outstanding during the three months ended September 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

     Convertible subordinated debentures aggregating $323,000, due on May 15, 2001 and convertible at a price of $40.00 per share at any time prior to maturity, were outstanding during the three months ended September 30, 2000 and 1999, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.


Note 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

     Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized under electronics assembly contracts, which amounts were not billable at the balance sheet date. Substantially all of the unbilled amount is expected to be billed and collected within 180 days of the balance sheet date. The components of costs and estimated earnings in excess of billings on uncompleted contracts are as follows (in thousands):


                                              September 30,     June 30,
                                                  2000            2000
                                              -------------     --------
  Costs incurred to date on
    uncompleted contracts                       $ 65,864        $ 56,381
  Estimated earnings based on
    percentage of completion                       8,027           6,889
                                                --------        --------
                                                  73,891          63,270
  Less:  Billings to date                        (62,478)        (53,013)
                                                --------        --------
    Total costs and estimated
      earnings in excess of billings
      on uncompleted contracts                  $ 11,413        $ 10,257
                                                ========        ========


Note 4 - INVENTORIES

     Inventories consist of the following (in thousands):

                                       September 30,     June 30,
                                            2000           2000
                                       -------------     --------
  Raw materials                           $4,269          $3,894
  Work in process                          2,109           2,129
  Finished goods                             110              72
                                          ------          ------
                                          $6,488          $6,095
     Total inventories                    ======          ======


Note 5 - FINANCING ARRANGEMENTS

     The Company has a credit facility for its domestic operating units which consists of a $7 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear an interest rate at the bank's prime rate (9.50% at September 30, 2000). At September 30, 2000, borrowings under this credit facility amounted to $5,007,000. The Company's available borrowing capacity as of September 30, 2000 was approximately $2.5 million. This credit facility expires on July 6, 2001.

     The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 70% of eligible receivables or 2,250,000 pounds sterling (approximately $3,300,000 at September 30, 2000), and bears interest at the bank's base rate (6.00% at September 30, 2000) plus 2.00%. At September 30, 2000, borrowings outstanding under this credit facility amounted to approximately $2,603,000 and the amount available to borrow based on the advance rate against receivables was approximately $700,000. The Company is currently negotiating a renewal and extension of this credit facility with Ulster Bank through October 31, 2001.



Note 6 - INCOME TAXES

     In connection with the filing of its federal income tax return for fiscal year 1995, and acting on advice of its tax advisor, the Company filed for refunds to carry back losses described in Section 172(f) of the Internal Revenue Code of 1986, as amended (the "IRC"). Section 172(f) of the IRC provides for a ten year net operating loss ("NOL") carryback for specific losses attributable to (1) a product liability or (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. As a result of these refund filings, in fiscal 1996 the Company received federal income tax refunds totaling $1,871,000, net of costs associated with applying for such refunds, and recognized an income tax benefit of $1,110,000. The balance of the net refunds received, $761,000, was recorded as income taxes payable, pending resolution by the Internal Revenue Service ("IRS") of the appropriateness and the amount of the 172(f) carryback.

     Beginning in May 1997, the Company came under IRS audit with respect to such refund claims. In September 1998, the Company received tax deficiency notices from the IRS in which the IRS advised the Company that it was disallowing substantially all of the tax refunds received by the Company in 1995 which had been recorded as an income tax benefit. In January 1999, the Company and its tax advisor filed a protest letter with the IRS to appeal the disallowance. Subsequent to filing the protest letter, the U.S. Tax Court upheld the disallowance of refund claims made by another taxpayer involving
Section 172(f) issues similar to those on which the Company had based certain of its refund claims. The Company can give no assurance that it will prevail in its appeal, and in light of the U.S. Tax Court ruling, the Company determined that it was appropriate to establish a full reserve for the contested tax refund amounts and interest thereon. Accordingly, in the fourth quarter of fiscal 1999 the Company recorded income tax expense, net of fee amounts refunded to the Company from its tax advisor, of $1,110,000 plus accrued interest expense of $725,000.

     In connection with the IRS audit, and the subsequent internal review by the Company, the Company determined that the net refund of $761,000 which had been received in 1995, and which was recorded as income taxes payable upon receipt, needed to be returned to the IRS. Accordingly, on July 30, 1999, the Company repaid this amount to the IRS plus accrued interest of $272,000.
After giving effect to the July 1999 repayment, the Company's remaining recorded federal tax liability is $1,387,000, and accrued interest thereon as of September 30, 2000 is approximately $679,000. The Company expects the pending appeal of the disallowed refund claims to be resolved with the IRS by the end of calendar year 2000.


Note 7  COMMITMENTS AND CONTINGENCIES

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


     Certain individual director or officer defendants have been dismissed or the court has ordered them to be dismissed. The action is now proceeding in discovery against the Company, the remaining officers and directors, and the income tax advisor. The matter is currently scheduled for trial in April 2001.

     The Company denies the allegations asserted in the lawsuit and is engaged in a vigorous defense of the matter. The Company believes that the plaintiffs' claims lack merit. Consequently, no amounts have been accrued in the consolidated financial statements for the potential outcome of this litigation.

     Although the Company denies the allegations in the matter, there can be no assurance the Company will prevail. An unfavorable result could adversely affect the Company's business, results of operations and/or financial condition.


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


RESULTS OF OPERATIONS

     The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2000 fell on June 30, 2000. In the accompanying consolidated financial statements, the 2000 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on September 29, 2000 and October 1, 1999.


     Consolidated revenues for the three months ended September 30, 2000 were $20,924,000 compared to $15,211,000 for the three months ended September 30, 1999. The increase in revenues of $5,713,000, or 38%, was primarily due to an increase in business from existing customers and new contracts, particularly at the Company's Thousand Oaks and San Diego operating units. Although the Company experienced significant revenue growth in the latest quarter compared to last year's first quarter, on a sequential quarter basis revenues in the latest quarter declined 2% from the preceding quarter. The Company's operations continue to be impacted by material procurement and production inefficiencies caused by the industry-wide shortages of certain electronic components. Management believes that this situation could continue to constrain revenue growth through the remainder of fiscal 2001.

     Consolidated gross profit for the three months ended September 30, 2000 was $2,591,000 (12.4% of sales) compared to $1,833,000 (12.1% of sales) for the three months ended September 30, 1999. Although the significant revenue increase in the latest quarter compared to last year's first quarter caused fixed costs to be spread over a larger volume of production, the resultant beneficial effects on the Company's gross profit percentage were largely diluted by the production inefficiencies associated with the aforementioned part shortages.

     Administrative and selling expenses increased to $1,582,000 for the three month ended September 30, 2000 from $1,350,000 for the three months ended September 30, 1999. The increase of $232,000, or 17%, is due primarily to expansion of the Company's corporate staff and increased legal expenses associated with the pending litigation discussed in Note 7 to the accompanying unaudited consolidated financial statements.

     Total non-operating expense was $348,000 for the three months ended September 30, 2000 compared to $215,000 for the three months ended September 30, 1999. The primary reason for the $133,000 increase is due to an increase in borrowings on the Company's lines of credit from $4,861,000 at September 30, 1999 to $7,610,000 at September 30, 2000 and also due to increases in interest rates of over 1% during this same period. The increase in the line of credit borrowings is due mainly to increases in material procurement caused by the industry-wide shortages of certain electronic components. For more discussion on the Company's liquidity, refer to section titled "Liquidity and Capital Resources."

     The income tax provisions for the three months ended September 30, 2000 and 1999, after taking into account the nondeductibility of the Company's goodwill amortization, are less than the statutory income tax rates due to the utilization of net operating loss carryforwards. Based on its level of historical losses, the Company continues to carry a full valuation allowance for its net deferred income tax assets.

     Income from continuing operations was $315,000 for the three months ended September 30, 2000, or $0.14 per share, compared to a loss from continuing operations of $78,000, or $0.03 per share, for the three months ended September 30, 1999. The improvement is due to the $758,000 increase in gross profit which was partially offset by increases in administrative and selling expenses and non-operating expenses.



RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of fiscal 2001. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The objective of SAB No. 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in SAB No. 101 no later than the fourth quarter of its fiscal year 2001. The Company believes the adherence to the provisions of SAB No. 101 will not have a material impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("Interpretation No. 44"), "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation." Interpretation No. 44 was effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. The Company adopted Interpretation No. 44 effective July 1, 2000. The impact of the adoption of Interpretation No. 44 on the Company's consolidated financial statements was not material.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $517,000 at September 30, 2000, and itsbank lines of credit. During the three months ended September 30, 2000, cash and cash equivalents decreased by $15,000. This decrease resulted from capital expenditures of $801,000 and a net reduction of bank lines of credit and other debt of $210,000, offset by cash provided from operations of $994,000.

     Cash provided by operating activities of $994,000 is attributable primarily to income from operations and a decrease of $1,495,000 in accounts receivable, offset by an increase of $1,156,000 in costs and estimated earnings in excess of billings on uncompleted contracts during the three months ended September 30, 2000. The increase in cost and estimated earnings in excess of billings on uncompleted contracts is due to a ramp-up in production volume to meet increased customer demand and to the current electronics component shortages in the EMS industry, which is lengthening the time necessary to complete assembly jobs. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2000 is expected to be billed and collected prior to the end of the current fiscal year.


     As further discussed in Note 5 to the accompanying unaudited consolidated financial statements, the Company has bank lines of credit to finance the working capital requirements of its domestic and foreign operations. At September 30, 2000, the Company had available borrowing capacity under these bank lines of credit of approximately $3.2 million in the aggregate.

     Capital expenditures during the three months ended September 30, 2000, including amounts financed by capital leases, were $1,241,000. The Company anticipates that additional capital expenditures of as much as $2 million may be required during the remainder of fiscal 2001, primarily to expand production capacity at its Thousand Oaks and San Diego plants. The substantial majority of these capital expenditures is expected to be financed by equipment leases and/or installment loans.

     As more fully described in Note 6 to the accompanying unaudited consolidated financial statements, the Company may have to repay to the IRS income tax refunds of up to $1,387,000 plus accrued interest. In the event the Company is required to repay all or a substantial portion of such refunds, the Company intends to seek an installment payment plan with the IRS.
     Management believes that the Company's cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund its operations for at least the next 12 months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt. At September 30, 2000, the carrying amount of long-term debt (including current portion thereof) was $7,218,000 and the fair value was $6,745,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $90,000.

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company, from time to time, may enter into foreign currency forward exchange contracts in an effort to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The Company did not have any open foreign currency forward exchange contracts at September 30, 2000.

     A portion of the Company's operations consists of investments in a foreign operating unit. As a result, the Company's financial results have been and may continue to be affected by changes in foreign currency exchange rates.




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

     Certain individual director or officer defendants have been dismissed or the court has ordered them to be dismissed. The action is now proceeding in discovery against the Company, the remaining officers and directors, and the income tax advisor. The matter is currently scheduled for trial in April 2001.

     The Company denies the allegations asserted in the lawsuit and is engaged in a vigorous defense of the matter. The Company believes that the plaintiffs' claims lack merit. Consequently, no amounts have been accrued in the consolidated financial statements for the potential outcome of this litigation.

     Although the Company denies the allegations in the matter, there can be no assurance the Company will prevail. An unfavorable result could adversely affect the Company's business, results of operations and/or financial condition.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    27      Financial Data Schedule (electronic filing only)

b.  Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        November 13, 2000                      /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President - Finance
                                                (as Duly Authorized and
                                                Principal Financial Officer)

14