Form 10-Q
period 2000-12-31
SMTEK INTERNATIONAL INC
filed 2001-02-12
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      DECEMBER 31, 2000
                                          -----------------

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



The registrant had 2,275,883 shares of Common Stock outstanding as of February 9, 2001.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands except share and per share amounts)



                                               December 31,      June 30,
                                                   2000            2000
                                               ------------      --------
                                               (Unaudited)
                    Assets

Current assets:
  Cash and cash equivalents                      $    204        $    532
  Accounts receivable, less allowance
    for doubtful accounts of $147 and $151         14,433          13,365
  Costs and estimated earnings in excess
    of billings on uncompleted contracts           11,348          10,257
  Inventories, net                                  9,729           6,095
  Prepaid expenses                                    280             180
                                                 --------        --------

     Total current assets                          35,994          30,429
                                                 --------        --------
Property, equipment and improvements, at cost:
  Buildings and improvements                        2,766           2,758
  Plant equipment                                  14,367          12,875
  Office and other equipment                        2,449           2,307
                                                 --------        --------

                                                   19,582          17,940
Less: Accumulated depreciation
  and amortization                                (11,919)        (11,249)
                                                 --------        --------

     Property, equipment and improvements, net      7,663           6,691
                                                 --------        --------
Other assets:
  Goodwill, net                                       474           1,126
  Deposits and other assets                           168             282
                                                 --------        --------

                                                      642           1,408
                                                 --------        --------

                                                 $ 44,299        $ 38,528
                                                 ========        ========

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
              (In thousands except share and per share amounts)



                                               December 31,      June 30,
                                                   2000            2000
                                               ------------      --------
                                               (Unaudited)
    Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable                   $ 10,073        $  7,583
  Current portion of long-term debt                 2,353           2,106
  Accounts payable                                 11,003           9,240
  Accrued payroll and employee benefits             1,202           1,150
  Interest payable                                    979             761
  Income taxes payable                              1,217           1,419
  Other accrued liabilities                         1,521           1,797
                                                 --------        --------

     Total current liabilities                     28,348          24,056
                                                 --------        --------

Long-term debt                                      5,729           4,997
                                                 --------        --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000
    shares authorized; no shares issued
    or outstanding                                    -               -
  Common stock, $.01 par value; 3,750,000
    shares authorized; 2,275,833 and
    2,272,012 shares issued and outstanding
    at December 31, 2000 and June 30, 2000,
    respectively                                       23              23
  Additional paid-in capital                       36,989          36,972
  Accumulated deficit                             (26,696)        (27,430)
  Accumulated other comprehensive loss                (94)            (90)
                                                 --------        --------

     Total stockholders' equity                    10,222           9,475
                                                 --------        --------

                                                 $ 44,299        $ 38,528
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


                                              Three Months Ended       Six
Months Ended
                                                  December 31,
December 31,
                                              -------------------     ----------
---------
                                                2000        1999       2000
1999
                                              -------     -------     -------
-------
Revenues                                      $24,148     $14,441     $45,072
$29,652
Cost of goods sold                             21,315      12,576      39,648
25,954
                                              -------     -------     -------
-------
Gross profit                                    2,833       1,865       5,424
3,698
                                              -------     -------     -------
-------
Operating expenses:
  Administrative and selling expenses           1,736       1,426       3,318
2,776
  Goodwill amortization                           326         326         652
652
                                              -------     -------     -------
-------
Total operating expenses                        2,062       1,752       3,970
3,428
                                              -------     -------     -------
-------
Operating income                                  771         113       1,454
270
                                              -------     -------     -------
-------
Non-operating income (expense):
  Interest expense, net                          (485)       (176)       (801)
(389)
  Other expense, net                               (5)         (9)        (37)
(11)
                                              -------     -------     -------
-------
Total non-operating expense                      (490)       (185)       (838)
(400)
                                              -------     -------     -------
-------
Income (loss) from continuing
  operations before income taxes                  281         (72)        616
(130)
Income tax provision (benefit)                   (138)         10        (118)
30
                                              -------     -------     -------
-------
Income (loss) from continuing operations          419         (82)        734
(160)
Income from discontinued operations,
  net of tax                                      -            41         -
254
Loss on sale of discontinued operations,
  net of tax                                      -          (661)        -
(661)
                                              -------     -------     -------
-------
Net income (loss)                                 419        (702)        734
(567)

Other comprehensive income (loss):
  Foreign currency translation adjustments         22        (150)         (4)
141
  Reclassification of foreign currency
    translation adjustments included in
    loss on sale of discontinued operations       -           756         -
756
                                              -------     -------     -------
-------
Total other comprehensive income (loss)            22         606          (4)
897
                                              -------     -------     -------
-------
Comprehensive income (loss)                   $   441     $   (96)    $   730
$   330
                                              =======     =======     =======
=======


Basic and diluted earnings (loss) per share:
  Income (loss) from continuing operations    $  0.18     $ (0.04)    $  0.32
$ (0.07)
  Income from discontinued operations             -          0.02         -
0.11
  Loss on sale of discontinued operations         -         (0.29)        -
(0.29)
                                              -------     -------     -------
-------
       Earnings (loss) per share              $  0.18     $ (0.31)    $  0.32
$ (0.25)
                                              =======     =======     =======
=======

Shares used in computing basic and
  diluted earnings (loss) per share
    Basic                                       2,276       2,268       2,275
2,268
                                              =======     =======     =======
=======
    Diluted                                     2,350       2,268       2,328
2,268
                                              =======     =======     =======
=======


          See accompanying notes to unaudited consolidated financial statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                         Six Months Ended
                                                           December 31,
                                                       ---------------------
                                                        2000          1999
                                                       -------       -------
Cash flows from operating activities:
  Net income (loss)                                    $   734       $  (567)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization                        1,636         1,750
    Loss on sale of discontinued operations                -             661
    (Increase) decrease in accounts receivable          (1,117)          188
    Increase in costs and estimated earnings in
      excess of billings on uncompleted contracts       (1,090)       (1,694)
    Increase in inventories                             (3,665)         (565)
    Increase (decrease) in accounts payable              1,814        (1,772)
    Decrease in other accrued liabilities                 (208)         (246)
    Other, net                                              68           (30)
                                                       -------       -------
Net cash used in operating activities                   (1,828)       (2,275)
                                                       -------       -------

Cash flows from investing activities:
  Capital expenditures                                  (1,974)         (414)
  Net proceeds from sale of discontinued operations         -          2,689
  Proceeds from sale of assets                               2           111
                                                       -------       -------
Net cash provided by (used in) investing activities     (1,972)        2,386
                                                       -------       -------

Cash flows from financing activities:
  Proceeds from (repayments of) bank lines of credit     2,519          (400)
  Proceeds from long-term debt                           1,663           -
  Repayments of long-term debt                            (705)         (868)
  Proceeds from foreign government grants                  -             251
                                                       -------       -------
Net cash provided by (used in) financing activities      3,477        (1,017)
                                                       -------       -------

Effect of exchange rate changes on cash                     (5)           62
                                                       -------       -------
Decrease in cash and cash equivalents                     (328)         (844)

Cash and cash equivalents at beginning of period           532         4,997
                                                       -------       -------
Cash and cash equivalents at end of period             $   204       $ 4,153
                                                       =======       =======

Supplemental cash flow information:
  Interest paid                                        $   588       $   644
  Income taxes paid                                         47           850
Non-cash investing activities:
  Capital expenditures financed by lease
    obligations and notes payable                          -           1,243
  Other                                                     22           -

    See accompanying notes to unaudited consolidated financial statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  Six Months Ended December 31, 2000 and 1999

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

     On November 12, 1999, the Company sold its printed circuit board ("PCB") operation, Irlandus Circuits Ltd. ("Irlandus"). The results of operations of Irlandus, which represented a separate segment of the Company's business, are shown as a discontinued operation for the three and six months ended December
31, 1999 in the accompanying unaudited consolidated statements of operations and comprehensive income.

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments
(consisting of normal recurring accruals) necessary to present fairly the Company's financial position at December 31, 2000 and its results of operations and its cash flows for the three and six months ended December 31, 2000 and 1999.

     The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2000 fell on June 30, 2000. The actual interim periods ended on December 29, 2000 and December 31, 1999. In the accompanying consolidated financial statements, the 2000 fiscal year end is shown as June
30 and the interim period end for both years is shown as December 31 for clarity of presentation.

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


Note 2 - DISCONTINUTED OPERATIONS

     On November 12, 1999, the Company sold Irlandus, its PCB fabrication operation in Northern Ireland. The purchaser was a management buy-out team.
The purchase price was negotiated on an arms length basis between the Company and the purchaser. The gross sales proceeds in the aggregate amount of 2,800,000 pounds sterling (approximately $4,523,000) consisted of a cash dividend of 500,000 pounds sterling paid by Irlandus just prior to closing and cash of 2,300,000 pounds sterling paid by the purchaser at closing. After giving consideration to disposal costs and the cash of approximately $1.5 million which stayed with the divested operation, the net cash proceeds of this transaction amounted to approximately $2.7 million.

     Irlandus was the sole operating unit comprising the Company's PCB segment. Accordingly, operating results for Irlandus have been presented in the accompanying consolidated statements of operations and comprehensive income (loss) as a discontinued operation, and are summarized as follows (in thousands):

                                  Three months ended     Six months ended
                                  December 31, 1999      December 31, 1999
                                  ------------------     -----------------

Net sales                               $  851                 $3,383
                                        ======                 ======
Operating income                        $   41                 $  131
                                        ======                 ======
Income from discontinued
  operations, net of tax                $   41                 $  254
                                        ======                 ======

     Net assets of Irlandus consisted of the following (in thousands):

                                               November 12, 1999
                                                  (sale date)
                                               -----------------

Current assets                                     $ 4,099
Property, equipment and improvements                 3,447
Current liabilities                                 (2,081)
Long-term debt                                      (1,314)
                                                   -------
  Net assets                                       $ 4,151
                                                   =======

     The loss on sale of Irlandus, shown in the accompanying consolidated statements of operation and comprehensive income (loss) as "Loss on sale of discontinued operations," is comprised as follows (in thousands):

Gross sales proceeds                               $ 4,523
Less disposal costs                                   (277)
                                                   -------
Net sales proceeds                                   4,246

Less net assets of Irlandus                         (4,151)
                                                   -------
Gain on sale before elimination of foreign
  currency translation account balance                  95

Elimination of Irlandus' foreign
  currency translation account balance                (756)
                                                   -------
Loss on sale of discontinued operations            $  (661)
                                                   =======

     Prior to the sale, Irlandus had an accumulated foreign currency translation loss of $756,000, which was carried as a reduction of consolidated stockholders' equity. In accordance with Statement of Financial Accounting
Standards ("SFAS") No. 52, "Foreign Currency Translation," this amount has been included in the determination of the loss on sale of discontinued operations and in accordance with SFAS No. 130, "Reporting Comprehensive
Income," an equal and offsetting amount is reported as other comprehensive income in the accompanying consolidated statements of operations and comprehensive income (loss).


Note 2 - EARNINGS PER SHARE

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

     Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is not antidilutive, of the Company's outstanding employee stock options and stock purchase warrants, the 7% Convertible Subordinated Debentures (which are convertible into 8,075 shares of Common Stock at $40.00 per share of Common Stock), and the 8-1/2%
Convertible Subordinated Debentures (which are convertible into 7,435 shares of Common Stock at $212.60 per share of Common Stock). The following is a summary of the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

                                      Three months ended    Six months ended
                                      December 31, 2000     December 31, 2000
                                      -----------------     -----------------

Net income                                $     419             $     734
                                          =========             =========

Weighted average shares:
  Basic weighted average number of
    common shares outstanding             2,275,833             2,275,467
  Dilutive effect of outstanding
    common stock equivalents                 74,535                53,004
                                          ---------             ---------
      Diluted weighed average number
        of common shares outstanding      2,350,368             2,328,471
                                          =========             =========

Earnings per share:
  Basic                                   $    0.18             $    0.32
                                          =========             =========
  Diluted                                 $    0.18             $    0.32
                                          =========             =========

     Options and warrants to purchase 362,744 shares of Common Stock at prices ranging from $5.75 to $30.20 were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share for the three and six months then ended because the exercise price of these securities was greater than the average market price of the Common Stock.

     Because the Company had a loss from continuing operations for the three and six months ended December 31, 1999, there were no common stock equivalents which had a dilutive effect on earnings per share for such periods. If the Company had reported income from continuing operations rather than a loss, outstanding stock options to purchase 1,112 shares of Common Stock at an exercise price of $3.38 would have been included in the computation of diluted earnings per share, and stock options and warrants to purchase 384,099 shares at exercise prices ranging from $3.88 to $70.00 per share would have been excluded from the computation of diluted earnings per share because such exercise prices were greater than the average market price of Common Stock.


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

                                               December 31,     June 30,
                                                   2000           2000
                                               ------------     --------
  Costs incurred to date on
    uncompleted contracts                        $ 77,239       $ 56,381
  Estimated earnings based on
    percentage of completion                        9,735          6,889
                                                 --------       --------
                                                   86,974         63,270
  Less:  Billings to date                         (75,626)       (53,013)
                                                 --------       --------
    Total costs and estimated
      earnings in excess of billings
      on uncompleted contracts                   $ 11,348       $ 10,257
                                                 ========       ========


Note 4 - INVENTORIES

     Inventories consist of the following (in thousands):

                                               December 31,     June 30,
                                                   2000           2000
                                               ------------     --------
  Raw materials                                   $6,791         $3,894
  Work in process                                  2,835          2,129
  Finished goods                                     103             72
                                                  ------         ------
                                                  $9,729         $6,095
     Total inventories                            ======         ======


Note 5 - FINANCING ARRANGEMENTS

     The Company has a credit facility for its domestic operating units which consists of a $7 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at the bank's prime rate. The bank's prime rate was 9.50% at December 31, 2000, and was 8.50% as of February 1, 2001. At December 31, 2000, $7,534,000
was borrowed under this credit facility. Subsequent to December 31, 2000, the bank agreed to increase the borrowing limit to $10 million. This credit facility expires on July 6, 2001.

     The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 70% of eligible receivables or 2,250,000 pounds sterling (approximately
$3,375,000 at December 31, 2000), and bears interest at the bank's base rate
(6.00% at December 31, 2000) plus 2.00%. At December 31, 2000, borrowings outstanding under this credit facility amounted to approximately $2,539,000 and the amount available to borrow based on the advance rate against receivables was approximately $547,000. The credit facility agreement with Ulster Bank Markets expires on October 31, 2001.

     During the six months ended December 31, 2000 and December 31, 1999, the
Company borrowed $1,663,000 and $1,243,000, respectively, under capital leases and notes payable to finance equipment purchases.


Note 6 - INCOME TAXES

     The Company is currently appealing with the Internal Revenue Service
("IRS") a federal income tax assessment related to tax refunds received in 1995 which were subsequently disallowed by the IRS, as described in more detail in the Company's latest Annual Report on Form 10-K. The tax assessment and related interest expense were recorded by the Company in its financial statements for the year ended June 30, 1999. Additional interest expense has been accrued since that date. On the basis of information recently received from its tax advisor on this matter, as of December 31, 2000 the Company reduced its tax liability by $192,000, recognized an income tax benefit of $154,000, and increased its accrued interest expense by $132,000. After giving effect to these adjustments, at December 31, 2000 the Company's recorded federal tax liability associated with this assessment is approximately $1,195,000 and accrued interest thereon is approximately
$850,000.


Note 7 - COMMITMENTS AND CONTINGENCIES

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

     The Company denies the allegations asserted in the lawsuit.  In January
2001, an out-of-court-settlement was reached which is in the process of being finalized. There is no adverse financial impact on the Company as a result of this settlement.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     Certain statements made below are forward-looking in nature and reflect the Company's current expectations and plans. Such statements involve various risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company. Meaningful factors that might cause such differences include, but are not limited to, significant historical losses, limited capital resources and a continuing need for financing, dependence on key personnel, concentration of revenues among major customers, industry conditions, competition, environmental matters, dependence on suppliers and other factors, as described in more detail in the Company's most recently filed Form 10-K and the section titled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-62621) on file with the
Securities and Exchange Commission.


RESULTS OF OPERATIONS

     Consolidated revenues for the three and six months ended December 31, 2000 were $24,148,000 and $45,072,000, respectively, compared to $14,441,000 and $29,652,000, respectively, for the three and six months ended December 31, 1999. The increases of $9,707,000, or 67%, for the three months ended
December 31, 2000 and $15,420,000, or 52%, for the six months ended December
31, 2000, compared to the same periods of the prior year, were primarily due to an increase in business from existing 1999 customers.

     Although the significant revenue growth in the latest three and six month periods compared to the prior year caused fixed costs to be spread over a larger volume of production, the resultant beneficial effects on the Company's gross profit percentage were offset by higher material costs and manufacturing inefficiencies due to the non-level pattern of material receipts caused by the industry-wide part shortages of certain electronic components. Consolidated gross profit for the three months ended December 31, 2000 was $2,833,000
(11.7% of sales) compared to $1,865,000 (12.9% of sales) for the three months ended December 31, 1999. Consolidated gross profit for the six months ended
December 31, 2000 was $5,424,000 (12.0% of sales) compared to $3,698,000
(12.5% of sales) for the six months ended December 31, 1999.

     Administrative and selling expenses increased to $1,736,000 and $3,318,000 for the three and six months ended December 31, 2000, respectively, from $1,426,000 and $2,776,000 for the three and six months ended December 31, 1999, respectively. The increase of $310,000, or 22%, for the three months ended December 31, 2000, and $542,000, or 20%, for the six months ended
December 31, 2000 is due primarily to expansion of the Company's corporate staff and increased legal expenses associated with the litigation discussed in
Note 7 to the accompanying unaudited consolidated financial statements.

     Total interest expense was $485,000 for the three months ended December
31, 2000 compared to $176,000 for the three months ended December 31, 1999, and $801,000 for the six months ended December 31, 2000 compared to $389,000 for the six months ended December 31, 1999. There are three reasons for the increases of $309,000 and $412,000 for the three and six months ended December
31, 2000, respectively, over the comparable periods of the prior year. First, the Company experienced an increase in the line of credit borrowings due mainly to the Company's growth and to increases in material purchases for inventory caused by the industry-wide shortages of certain electronic components. For more discussion on the Company's liquidity, refer to section titled "Liquidity and Capital Resources." Secondly, interest rates during this period increased over 1%. Third, as discussed in Note 6 to the accompanying unaudited consolidated financial statements, at December 31, 2000 the Company increased its accrued interest on a federal tax liability by $132,000 based on information received from its tax advisor.

     The Company had an income tax benefit of $138,000 and $118,000 in the three and six month periods ended December 31, 2000, respectively. These amounts reflect a $154,000 income tax benefit resulting from the reduction of the recorded liability for a federal tax assessment related to prior years, as discussed in Note 6 to the accompanying unaudited financial statements.
Without this $154,000 tax benefit, the Company would have reported income tax expense of $16,000 and $36,000 in the three and six month periods ended
December 31, 2000, respectively, compared to income tax expense of $10,000 and $30,000 in the three and six month periods ended December 31, 1999, respectively. These income tax expense amounts, after taking into account the nondeductibility of the Company's goodwill amortization, are less than the statutory income tax rates due to the utilization of net operating loss carryforwards. Based on its level of historical losses, the Company continues to carry a full valuation allowance for its net deferred income tax assets.

     Income from continuing operations was $419,000 for the three months ended
December 31, 2000, or $0.18 per basic share, compared to a loss from continuing operations of $82,000, or $0.04 per basic share, for the three months ended September 30, 1999. Income from continuing operations was $734,000 for the six months ended December 31, 2000, or $0.32 per basic share, compared to a loss from continuing operations of $160,000, or $0.07 per share.
The improvement is due to increased gross profit which was partially offset by increases in administrative and selling expenses and interest expense.


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

     In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial
Statements." The objective of SAB No. 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in SAB No. 101 no later than the fourth quarter of its fiscal year 2001. The Company believes adherence to the provisions of SAB No. 101 will not have an impact on the Company's financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $204,000 at December 31, 2000, and its bank lines of credit. During the six months ended December 31, 2000, cash and cash equivalents decreased by $328,000. This decrease resulted from cash used in operations of $1,828,000 and for capital expenditures of $1,974,000, offset by an increase in bank lines of credit and other debt of $3,477,000.

     Cash used by operating activities of $1,828,000 in the six months ended
December 31, 2000 was caused primarily by an increase in the components of operating working capital (accounts receivable, cost and estimated earnings in excess of billings on uncompleted contracts, inventories and accounts payable) due to a ramp-up in production volume to meet increased customer demand, and also to the continuing shortages of certain electronic components, which has lengthened the time necessary to complete assembly jobs. There are signs that the electronic component shortages are beginning to ease. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2000 is expected to be billed prior to the end of the current fiscal year.

     As further discussed in Note 5 to the accompanying unaudited consolidated financial statements, the Company has bank lines of credit to finance the working capital requirements of its domestic and foreign operations. At
December 31, 2000, the Company had approximately $547,000 available to borrow under its European bank line of credit, while there was no borrowing availability under the U.S. bank line of credit. Subsequent to December 31, 2000, the Company's U.S. bank agreed to increase the Company's domestic line of credit from $7 million to $10 million.

     Capital expenditures during the six months ended December 31, 2000 were $1,974,000, of which $1,663,000 was financed by capital leases and notes payable. The Company anticipates that additional capital expenditures of as much as $2.5 million may be required during the remainder of fiscal 2001, primarily to expand production capacity at its Thousand Oaks and San Diego plants. The substantial majority of these capital expenditures is expected to be financed by capital leases and/or installment loans.

     As more fully described in Note 6 to the accompanying unaudited consolidated financial statements, at December 31, 2000 the Company has a federal tax assessment liability of approximately $1,195,000 and a related accrued interest liability of approximately $850,000. The Company has appealed the assessment, and the IRS appeals process is nearly complete. At the conclusion of the appeals process, the Company intends to seek an installment payment plan with the IRS.

     Management believes that the Company's cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund its operations for at least the next 12 months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt. At December 31, 2000, the carrying amount of long-term debt (including the current portion thereof) was $8,082,000 and the related fair value was $7,608,000. The carrying values of the Company's other financial instruments approximated their fair values.
The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $113,000.

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company, from time to time, may enter into foreign currency forward exchange contracts in an effort to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The Company did not have any open foreign currency forward exchange contracts at December 31, 2000.

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

     The Company denies the allegations asserted in the lawsuit.  In January
2001, an out-of-court-settlement was reached which is in the process of being finalized. There is no adverse financial impact on the Company as a result of this settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 2000 Annual Meeting of Stockholders held on November 9, 2000,
Gregory L. Horton and Bruce E. Kanter were elected as Class II directors.
Directors whose terms of office continued after the meeting were Clay M.
Biddinger, James P. Burgess and Oscar B. Marx III. In addition to the election of directors, the stockholders approved an amendment to the 1996
Stock Incentive Plan to increase the number of shares of Common Stock that can be issued thereunder by 300,000, and approved certain amendments to the 1998
Non-Employee Directors Stock Plan.  There were 2,275,475 shares of Common
Stock outstanding and entitled to vote at this meeting. Following is a summary of the results of voting:


                                           Votes
                                         Against or      Votes
                            Votes For     Withheld     Abstained    Unvoted
                            ---------    ----------    ---------    -------

Election of Gregory L.
  Horton as director        2,037,638       8,705

Election of Bruce E.
  Kanter as director        1,944,802       9,040

Amendment to the 1996
  Stock Incentive Plan      1,223,159      85,101        3,299      963,916

Amendments to the 1998
  Non-Employee Directors
  Stock Plan                1,210,321      96,475        4,763      963,916


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    27      Financial Data Schedule (electronic filing only)

b.  Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.





                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        February 9, 2001                      /s/ Richard K. Vitelle
---------------------------------        -----------------------------------
            Date                                Richard K. Vitelle
                                                Vice President - Finance
                                                (as Duly Authorized and
                                                Principal Financial Officer)
15


