Form 10-Q
period 2001-03-31
SMTEK INTERNATIONAL INC
filed 2001-05-14
CIK 26987

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      MARCH 31, 2001
                                          --------------

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



The registrant had 2,278,484 shares of Common Stock outstanding as of May 4, 2001.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands except share and per share amounts)



                                                March 31,        June 30,
                                                  2001             2000
                                               -----------       --------
                                               (Unaudited)
                    Assets

Current assets:
  Cash and cash equivalents                      $    205        $    532
  Accounts receivable, less allowance
    for doubtful accounts of $404 and $151         13,948          13,365
  Costs and estimated earnings in excess
    of billings on uncompleted contracts            9,754          10,257
  Inventories, net                                  8,947           6,095
  Prepaid expenses                                    375             180
                                                 --------        --------

     Total current assets                          33,229          30,429
                                                 --------        --------
Property, equipment and improvements, at cost:
  Buildings and improvements                        2,708           2,758
  Plant equipment                                  13,460          12,875
  Office and other equipment                        2,549           2,307
                                                 --------        --------

                                                   18,717          17,940
Less: Accumulated depreciation
  and amortization                                (11,143)        (11,249)
                                                 --------        --------

     Property, equipment and improvements, net      7,574           6,691
                                                 --------        --------
Other assets:
  Goodwill, net                                       465           1,126
  Deposits and other assets                           219             282
                                                 --------        --------

                                                      684           1,408
                                                 --------        --------

                                                 $ 41,487        $ 38,528
                                                 ========        ========

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
              (In thousands except share and per share amounts)



                                                March 31,        June 30,
                                                  2001             2000
                                               -----------       --------
                                               (Unaudited)
    Liabilities and Stockholders' Equity

Current liabilities:
  Bank lines of credit payable                   $  6,763        $  7,583
  Current portion of long-term debt                 2,533           2,106
  Accounts payable                                  9,627           9,240
  Accrued payroll and employee benefits             1,310           1,150
  Interest payable                                    929             761
  Income taxes payable                              1,211           1,419
  Other accrued liabilities                         1,960           1,797
                                                 --------        --------

     Total current liabilities                     24,333          24,056
                                                 --------        --------

Long-term debt                                      6,057           4,997
                                                 --------        --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1 par value; 1,000,000
    shares authorized; no shares issued
    or outstanding                                    -               -
  Common stock, $.01 par value; 3,750,000
    shares authorized; 2,278,484 and
    2,272,012 shares issued and outstanding
    at March 31, 2001 and June 30, 2000,
    respectively                                       23              23
  Additional paid-in capital                       36,999          36,972
  Accumulated deficit                             (25,770)        (27,430)
  Accumulated other comprehensive loss               (155)            (90)
                                                 --------        --------

     Total stockholders' equity                    11,097           9,475
                                                 --------        --------

                                                 $ 41,487        $ 38,528
                                                 ========        ========





    See accompanying notes to unaudited consolidated financial statements.

                     SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                         (In thousands except per share amounts)

                                              Three Months Ended       Nine Months Ended
                                                  March 31,                March 31,
                                              -------------------     -------------------
                                               2001        2000        2001        2000
                                              -------     -------     -------     -------
Revenues                                      $25,008     $19,213     $70,080     $48,865
Cost of goods sold                             21,715      17,326      61,482      43,280
                                              -------     -------     -------     -------
Gross profit                                    3,293       1,887       8,598       5,585
                                              -------     -------     -------     -------
Operating expenses:
  Administrative and selling expenses           1,976       1,539       5,175       4,315
  Goodwill amortization                             9         326         661         978
                                              -------     -------     -------     -------
Total operating expenses                        1,985       1,865       5,836       5,293
                                              -------     -------     -------     -------
Operating income                                1,308          22       2,762         292
                                              -------     -------     -------     -------
Non-operating income (expense):
  Interest expense, net                          (319)       (226)     (1,120)       (615)
  Other expense, net                              (41)        (16)        (78)        (27)
                                              -------     -------     -------     -------
Total non-operating expense                      (360)       (242)     (1,198)       (642)
                                              -------     -------     -------     -------
Income (loss) from continuing
  operations before income taxes                  948        (220)      1,564        (350)
Income tax provision (benefit)                     22          15         (96)         45
                                              -------     -------     -------     -------
Income (loss) from continuing operations          926        (235)      1,660        (395)
Income from discontinued operations,
  net of tax                                      -           -           -           254
Loss on sale of discontinued operations,
  net of tax                                      -           -           -          (661)
                                              -------     -------     -------     -------
Net income (loss)                             $   926     $  (235)    $ 1,660     $  (802)
                                              =======     =======     =======     =======


Basic earnings (loss) per share:
  Income (loss) from continuing operations    $  0.41     $ (0.10)    $  0.73     $ (0.17)
  Income from discontinued operations             -           -           -          0.11
  Loss on sale of discontinued operations         -           -           -         (0.29)
                                              -------     -------     -------     -------
       Basic earnings (loss) per share        $  0.41     $ (0.10)    $  0.73     $ (0.35)
                                              =======     =======     =======     =======

Diluted earnings (loss) per share:
  Income (loss) from continuing operations    $  0.38     $ (0.10)    $  0.71     $ (0.17)
  Income from discontinued operations             -           -           -          0.11
  Loss on sale of discontinued operations         -           -           -         (0.29)
                                              -------     -------     -------     -------
       Diluted earnings (loss) per share      $  0.38     $ (0.10)    $  0.71     $ (0.35)
                                              =======     =======     =======     =======

Shares used in computing basic and
  diluted earnings (loss) per share:
    Basic                                       2,277       2,272       2,276       2,269
                                              =======     =======     =======     =======
    Diluted                                     2,409       2,272       2,354       2,269
                                              =======     =======     =======     =======


          See accompanying notes to unaudited consolidated financial statements.

                    SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (In thousands)

                                                         Nine Months Ended
                                                             March 31,
                                                       ---------------------
                                                        2001          2000
                                                       -------       -------
Cash flows from operating activities:
  Net income (loss)                                    $ 1,660       $  (802)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                        2,208         2,522
    Loss on sale of discontinued operations                -             661
    Increase in accounts receivable                       (811)       (1,914)
    (Increase) decrease in costs and estimated
      earnings in excess of billings on
      uncompleted contracts                                503        (3,930)
    Increase in inventories                             (2,994)       (1,994)
    Increase in accounts payable                           563         1,197
    Increase (decrease) in other accrued liabilities       308          (290)
    Other, net                                             (83)         (107)
                                                       -------       -------
Net cash provided by (used in) operating activities      1,354        (4,657)
                                                       -------       -------

Cash flows from investing activities:
  Capital expenditures                                  (1,938)         (684)
  Net proceeds from sale of discontinued operations         -          2,689
  Proceeds from sale of assets                              16           117
                                                       -------       -------
Net cash provided by (used in) investing activities     (1,922)        2,122
                                                       -------       -------

Cash flows from financing activities:
  Repayments of bank lines of credit                      (700)       (1,001)
  Proceeds from long-term debt                           2,001           -
  Repayments of long-term debt                          (1,071)       (1,178)
  Proceeds from exercise of stock options                    9           -
  Proceeds from foreign government grants                  -             250
                                                       -------       -------
Net cash provided by (used in) financing activities        239        (1,929)
                                                       -------       -------

Effect of exchange rate changes on cash                      2            61
                                                       -------       -------
Decrease in cash and cash equivalents                     (327)       (4,403)

Cash and cash equivalents at beginning of period           532         4,997
                                                       -------       -------
Cash and cash equivalents at end of period             $   205       $   594
                                                       =======       =======

Supplemental cash flow information:
  Interest paid                                        $   946       $   902
  Income taxes paid                                         58           675
Non-cash investing activities:
  Capital expenditures financed by lease
    obligations and notes payable                          589         1,130
  Other                                                     25           -



    See accompanying notes to unaudited consolidated financial statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   Nine Months Ended March 31, 2001 and 2000


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

     On November 12, 1999, the Company sold its printed circuit board ("PCB") operation, Irlandus Circuits Ltd. ("Irlandus"). The results of operations of Irlandus, which represented a separate segment of the Company's business, are shown as a discontinued operation for the nine months ended March 31, 2000 in the accompanying unaudited consolidated statements of operations.

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2001 and its results of operations for the three and nine months ended March 31, 2001 and 2000.

     The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2000 fell on June 30, 2000. The actual interim periods ended on March 30, 2001 and March 31, 2000. In the accompanying consolidated financial statements, the 2000 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation.

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

     Irlandus was the sole operating unit comprising the Company's PCB segment. Accordingly, operating results for Irlandus have been presented in the accompanying consolidated statements of operations as a discontinued operation, and are summarized as follows (in thousands):

                                               Nine months ended
                                                 March 31, 2000
                                               -----------------

Net sales                                            $3,383
                                                     ======
Operating income                                     $  131
                                                     ======
Income from discontinued
  operations, net of tax                             $  254
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
                                                   =======

     The loss on sale of Irlandus, shown in the accompanying consolidated statements of operation as "Loss on sale of discontinued operations," is comprised as follows (in thousands):

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
                                                   =======

     Prior to the sale, Irlandus had an accumulated foreign currency translation loss of $756,000, which was carried as a reduction of consolidated stockholders' equity. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," this amount has been included in the determination of the loss on sale of discontinued operations and in accordance with SFAS No. 130, "Reporting Comprehensive Income," an equal and offsetting amount is reported as other comprehensive income (see Note 8).


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

     Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is not antidilutive, of the Company's outstanding employee stock options, the 7% Convertible Subordinated Debentures (which are convertible into 8,075 shares of Common Stock at $40.00 per share of Common Stock), and the 8-1/2% Convertible Subordinated Debentures (which are convertible into 7,435 shares of Common Stock at $212.60 per share of Common Stock). The following is a summary of the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

                                      Three months ended    Nine months ended
                                        March 31, 2001        March 31, 2001
                                      ------------------    -----------------

Net income                                $     926             $   1,660
                                          =========             =========

Weighted average shares:
  Basic weighted average number of
    common shares outstanding             2,277,110             2,276,015
  Dilutive effect of outstanding
    common stock equivalents                131,974                78,024
                                          ---------             ---------
      Diluted weighed average number
        of common shares outstanding      2,409,084             2,354,039
                                          =========             =========

Earnings per share:
  Basic                                   $    0.41             $    0.73
                                          =========             =========
  Diluted                                 $    0.38             $    0.71
                                          =========             =========

     Options to purchase approximately 416,000 shares of Common Stock at prices ranging from $6.50 to $21.25 were outstanding at March 31, 2001 but were not included in the computation of diluted earnings per share for the three and nine months then ended because the exercise price of these options was greater than the average market price of the Common Stock. The Company's convertible subordinated debentures were antidilutive for all periods presented.

     Because the Company had a loss from continuing operations for the three and nine months ended March 31, 2000, there were no common stock equivalents which had a dilutive effect on earnings per share for such periods. If the Company had reported income from continuing operations rather than a loss, outstanding stock options to purchase approximately 13,000 shares of Common Stock at exercise prices ranging from $3.38 to $3.88 would have been included in the computation of diluted earnings per share, and stock options and warrants to purchase approximately 394,000 shares at exercise prices ranging from $5.38 to $70.00 per share would have been excluded from the computation of diluted earnings per share because such exercise prices were greater than the average market price of Common Stock.


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

                                                March 31,       June 30,
                                                   2001           2000
                                               ------------     --------
  Costs incurred to date on
    uncompleted contracts                        $ 72,881       $ 56,381
  Estimated earnings based on
    percentage of completion                        9,204          6,889
                                                 --------       --------
                                                   82,085         63,270
  Less:  Billings to date                         (72,331)       (53,013)
                                                 --------       --------
    Total costs and estimated
      earnings in excess of billings
      on uncompleted contracts                   $  9,754       $ 10,257
                                                 ========       ========


Note 5 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                 March 31,      June 30,
                                                   2001           2000
                                               ------------     --------
  Raw materials                                   $5,450         $3,894
  Work in process                                  3,388          2,129
  Finished goods                                     109             72
                                                  ------         ------
                                                  $8,947         $6,095
     Total inventories                            ======         ======


Note 6 - FINANCING ARRANGEMENTS

     The Company has a credit facility for its domestic operating units which consists of a $10 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at either the bank's prime rate or a LIBOR-based rate of LIBOR plus 2.50%. At March 31, 2001, borrowings outstanding under this credit facility amounted to $5,012,000, and the effective weighted average interest rate was 7.98%. The Company's available borrowing capacity as of March 31, 2001 was approximately $5.0 million. This credit facility expires on July 6, 2001. The Company expects to either renew its domestic line of credit with its current lender in the normal course of business or to obtain a replacement credit facility from another source.

     The Company also has a credit facility agreement with Ulster Bank Markets for its Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 70% of eligible receivables or 2,250,000 pounds sterling (approximately $3,240,000 at March 31, 2001), and bears interest at the bank's base rate (5.75% at March 31, 2001) plus 2.00%. At March 31, 2001, borrowings outstanding under this credit facility amounted to approximately $1,751,000 and the amount available to borrow based on the advance rate against receivables was approximately $241,000. The credit facility agreement with Ulster Bank Markets expires on November 30, 2001.

     During the nine months ended March 31, 2001 and 2000, the Company entered into capital leases and notes payable to finance equipment purchases of $2,590,000 and $1,130,000, respectively.


Note 7 - INCOME TAXES

     In March 2001, the Company reached a tentative settlement with the Appeals Division of the Internal Revenue Service ("IRS") concerning a federal income tax assessment related to tax refunds received in 1995 which were subsequently disallowed by the IRS, as described in more detail in the Company's latest Annual Report on Form 10-K. The tax assessment and related interest expense were recorded by the Company in its financial statements for the year ended June 30, 1999. Additional interest expense has been accrued since that date. As a result of negotiations with the IRS, the Company recognized income tax benefits of $64,000 and $218,000, respectively, in the three and nine month periods ended March 31, 2001. After giving effect to these adjustments, at March 31, 2001 the Company's recorded federal tax liability associated with this assessment is approximately $1,115,000 and accrued interest thereon is approximately $844,000. Upon finalization of the settlement, the Company intends to seek an installment plan with the IRS.


Note 8 - Other Comprehensive Income (Loss)

     Other comprehensive income (loss) is as follows (in thousands):

                                              Three Months Ended       Nine Months Ended
                                                  March 31,                March 31,
                                              -------------------     -------------------
                                               2001        2000        2001        2000
                                              -------     -------     -------     -------
Net income (loss)                             $   926     $  (235)    $ 1,660     $  (802)
Other comprehensive income (loss):
  Foreign currency translation adjustments        (61)        (32)        (65)        109
  Reclassification of foreign currency
    translation adjustments included in
    loss on sale of discontinued operations       -           -           -           756
                                              -------     -------     -------     -------
Total other comprehensive income (loss)           (61)        (32)        (65)        865
                                              -------     -------     -------     -------
Comprehensive income (loss)                   $   865     $  (267)    $ 1,595     $    63
                                              =======     =======     =======     =======


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


RESULTS OF OPERATIONS

     Consolidated revenues for the three and nine months ended March 31, 2001 were $25,008,000 and $70,080,000, respectively, compared to $19,213,000 and
$48,865,000, respectively, for the three and nine months ended March 31, 2000.
The increases of $5,795,000, or 30%, for the three months ended March 31, 2001 and $21,215,000, or 43%, for the nine months ended March 31, 2001, compared to the same periods of the prior year, were primarily due to an increase in business with key customers. Given the current downward economic trends, the Company may be unable to sustain its current level of revenue growth exhibited in the latest three and nine month periods. Although the Company continues to book business, the outlook beyond its current backlog is uncertain. Existing business for some of the Company's customers is beginning to soften, but for the most part this softness is expected to be temporary, as these customers have pushed out their orders to later scheduled delivery dates.

     Consolidated gross profit for the three months ended March 31, 2001 was $3,293,000 (13.2% of sales) compared to $1,887,000 (9.8% of sales) for the three months ended March 31, 2000. Consolidated gross profit for the nine months ended March 31, 2001 was $8,598,000 (12.3% of sales) compared to $5,585,000 (11.4% of sales) for the nine months ended March 31, 2000. The gross margin improvement is attributable primarily to the significant revenue growth in the latest three and nine month periods compared to the prior year, which caused fixed costs to be spread over a larger volume of production. In addition, certain production changes made by the Company, and a recent decline in materials pricing, have reduced costs. These changes have had a positive impact on the Company's gross profit margin.

     Administrative and selling expenses increased to $1,976,000 and $5,175,000 for the three and nine months ended March 31, 2001, respectively, from $1,539,000 and $4,315,000 for the three and nine months ended March 31, 2000, respectively. The increases of $437,000, or 28%, for the three months ended March 31, 2001, and $860,000, or 20%, for the nine months ended March
31, 2001 are due primarily to expansion of the Company's managerial and administrative staff and an increase in the allowance for doubtful accounts.

     Goodwill amortization decreased to $9,000 and $661,000 for the three and nine months ended March 31, 2001, respectively, from $326,000 and $978,000 for the three and nine months ended March 31, 2000, respectively. These reductions occurred because the Company had fully amortized, as of December 31, 2000, the goodwill of $6.3 million which arose from the Company's acquisition of its Thousand Oaks operating unit in January 1996.

     Total interest expense was $319,000 for the three months ended March 31, 2001 compared to $226,000 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, interest expense was $1,120,000 compared to $615,000 for the nine months ended March 31, 2000. There are two reasons for the increased interest expense in the latest three and nine month periods.
First, the Company had higher line of credit borrowings due mainly to the Company's growth, and an increased need for working capital, principally in higher inventory levels due to the industry-wide shortages of certain electronic components. Second, the average interest rates have been 0.5% to 1.0% higher during fiscal 2001.

     The Company had an income tax provision of $22,000 in the three months ended March 31, 2001 and had an income tax benefit of $96,000 in the nine month period ended March 31, 2001. These amounts include income tax benefits of $64,000 and $218,000 in the three and nine month periods ended March 31, 2001, respectively, resulting from the reduction of the recorded liability for a federal tax assessment related to prior years, as discussed in Note 7 to the accompanying unaudited financial statements. Without these items, the Company would have reported income tax expense of $86,000 and $122,000 in the three and nine month periods ended March 31, 2001, respectively, compared to income tax expense of $15,000 and $45,000 in the three and nine month periods ended
March 31,2000, respectively. These income tax expense amounts, after taking into account the nondeductibility of the Company's goodwill amortization, are less than the statutory income tax rates due to the utilization of federal net operating loss carryforwards.

     Income from continuing operations was $926,000 for the three months ended
March 31, 2001, or $0.41 per basic share, compared to a loss from continuing operations of $235,000, or $0.10 per basic share, for the three months ended
March 31, 2000. Income from continuing operations was $1,660,000 for the nine months ended March 31, 2001, or $0.73 per basic share, compared to a loss from continuing operations of $395,000, or $0.17 per basic share. The improvement is due to increased gross profit which was partially offset by increases in administrative and selling expenses and interest expense.


RECENT ACCOUNTING PRONOUNCEMENTS


     In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial
Statements." The objective of SAB No. 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in SAB No. 101 no later than the fourth quarter of its fiscal year 2001. The Company believes that adherence to the provisions of SAB No. 101 will not have a material impact on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $205,000 at March 31, 2001, and its unused bank lines of credit. During the nine months ended March 31, 2001, cash and cash equivalents decreased by $327,000. This decrease resulted from cash used for capital expenditures of $1,938,000, offset by an increase in cash from operations of $1,354,000 and net proceeds from bank lines of credit and other debt of $239,000.

     Cash provided by operating activities of $1,354,000 in the nine months ended March 31, 2001 was attributable primarily to income before depreciation and amortization of $3,868,000, partially offset by an increase in working capital of $2,514,000. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2001 is expected to be billed prior to September 30, 2001.

     As further discussed in Note 6 to the accompanying unaudited consolidated financial statements, the Company has bank lines of credit to finance the working capital requirements of its domestic and foreign operations. At March
31, 2001, the Company had approximately $5.2 million available to borrow under its bank lines of credit. The Company's domestic line of credit expires on July 6, 2001. The Company expects to either renew its domestic line of credit with its current lender in the normal course of business or to obtain a replacement credit facility from another source.

     Capital expenditures during the nine months ended March 31, 2001, including amounts financed by capital leases, were $2,527,000. The Company anticipates that additional capital expenditures of as much as $307,000 may be required during the remainder of fiscal 2001, primarily to expand production capacity at its Thousand Oaks and San Diego plants. The substantial majority of these capital expenditures is expected to be financed by capital leases and/or installment loans.

     As more fully described in Note 7 to the accompanying unaudited consolidated financial statements, at March 31, 2001 the Company has a federal tax assessment liability of approximately $1,115,000 and a related accrued interest liability of approximately $844,000, which amounts reflect the results of a tentative settlement reached with the IRS Appeals Division in March 2001. Upon finalization of the settlement, the Company intends to seek an installment payment plan with the IRS.

     Management believes that the Company's cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund its operations for at least the next 12 months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt. At March 31, 2001, the carrying amount of long-term debt (including the current portion thereof) was $8,590,000 and the related fair value was $8,116,000. The carrying values of the Company's other financial instruments approximated their fair values. The fair value of the Company's financial instruments is estimated based on quoted market prices for the same or similar issues. It is estimated that a change in interest rates of one percent would result in an annual impact on interest expense of approximately $80,000.

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company, from time to time, may enter into foreign currency forward exchange contracts in an effort to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. The Company did not have any open foreign currency forward exchange contracts at March 31, 2001.

     A portion of the Company's operations consists of investments in a foreign operating unit. As a result, the Company's financial results have been and may continue to be affected by changes in foreign currency exchange rates.



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    27      Financial Data Schedule (electronic filing only)

b.  Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.





                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          May 14, 2001                      /s/ Gregory L. Horton
---------------------------------        -----------------------------------
            Date                                Gregory L. Horton
                                                Chief Executive Officer,
                                                President and Chairman of
                                                Board
                                                (as Duly Authorized and
                                                Principal Financial Officer)
11


