Form 10-K
period 2001-06-30
SMTEK INTERNATIONAL INC
filed 2001-09-26
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported by the Nasdaq Small Cap Market on September 14, 2001 was $7,302,000. The registrant had 2,284,093 shares of Common Stock outstanding as of September 14, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE

     We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may inspect and copy these materials at the Public Reference Room maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the Public Reference Room. You may also find our SEC filings at the SEC website at www.sec.gov. You may also inspect reports and other information concerning us at the offices of the Nasdaq Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

     Specified parts of our Annual Report to Stockholders for our fiscal year ended June 30, 2001 are incorporated by reference into Parts I and II hereof. Specified parts of our Proxy Statement for our 2001 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III hereof.

     Certain documents listed above in Part IV, Item 14 of this Report, as exhibits to this Report are incorporated by reference from other documents previously filed with the SEC.

     THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENT ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. VARIOUS IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, INCLUDING THOSE DESCRIBED AS "RISK FACTORS" IN THIS REPORT AND IN OTHER DOCUMENTS THE COMPANY HAS FILED AND FILES, FROM TIME TO TIME, WITH THE SECURITIES AND EXCHANGE COMMISSION.


                                     PART I


Item 1.   BUSINESS


GENERAL

     SMTEK International, Inc. (the "Company," "we," "us" or "our"), a Delaware corporation, is an electronics manufacturing services ("EMS") provider to original equipment manufacturers ("OEMs") primarily in the industrial and instrumentation, medical, telecommunications, financial services automation and aerospace and defense industries. We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry.

     We have four wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK Thousand
Oaks), located in Thousand Oaks, California; Technetics, Inc. (dba SMTEK San Diego), located in San Diego, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; and SMTEK Europe Limited, located in Craigavon, Northern Ireland.

     In July 2001, our San Diego subsidiary moved its entire operations into a 45,000 square foot facility under a ten year lease. Also in July 2001, our Thousand Oaks subsidiary signed a ten year lease for a 115,000 square foot facility in Moorpark, California. The Thousand Oaks subsidiary expects to move during the second quarter of fiscal 2002.

     We were incorporated in California in 1959 and were reincorporated in Delaware in 1986. We changed our name from Data-Design Laboratories, Inc. to DDL Electronics, Inc. in December 1993, and in October 1998 our name was changed to SMTEK International, Inc. Our executive office is currently located at 2151 Anchor Court, Thousand Oaks, California 91320, telephone
(805) 376-2595.

INDUSTRY OVERVIEW

     EMS INDUSTRY

     The EMS industry can be classified into two general segments: high-volume/low complexity and low-to-medium volume/high complexity. We focus on the low-to-medium volume/high complexity segment. Manufacturers in this segment are highly fragmented and competitive. Customer bases tend to be highly concentrated, with two or three customers typically accounting for a significant portion of an EMS provider's total revenue.

     Two principal assembly techniques are employed in the EMS industry: surface mount technology ("SMT"), which accounts for the majority of manufacturing; and through-hole technology. We believe that the low-to-medium volume/high complexity EMS market is continuing to move toward SMT as the preferred manufacturing technique, due in part to the fact that semiconductors have continued to shrink in size, which tightens manufacturing tolerances and necessitates the use of automation for efficient production. Our production processes are predominantly SMT.

     DESCRIPTION OF EMS PRODUCTS AND SERVICES

     Production of electronic assemblies for a customer is only performed when a firm order is received and accepted. Customer cancellations of orders are infrequent and are usually subject to cancellation charges. More often, a customer will delay shipment of orders based on its actual or anticipated needs. Electronic assemblies are produced based on one of two general methods, either "turnkey" (where we provide all materials, labor and equipment associated with producing the customers' product) or "consigned" (where we provide only labor and equipment for manufacturing electronic assemblies and the customer provides the materials).

     Our EMS operations provide both turnkey and consignment electronics manufacturing services using surface mount and through-hole interconnection technologies. We conduct our domestic business through our facilities in Thousand Oaks, San Diego and Fort Lauderdale, and our European business through our SMTEK Europe Limited subsidiary in Northern Ireland. Our EMS operations do not fabricate any of the components used in these processes.

    The materials procurement element of our turnkey services consists of the planning, purchasing, expediting, warehousing and financing of the components and materials required to assemble a board-level or system-level assembly. Customers have increasingly required us and other EMS providers to purchase some or all components directly from component manufacturers or distributors and to finance the components and materials. In establishing a turnkey relationship with an EMS provider, a customer typically incurs costs in qualifying that EMS provider and, in some cases, its sources of component supply, to refine product design and to develop mutually compatible information and reporting systems. With this relationship established, we believe that customers experience difficulty in expeditiously and effectively reassigning a turnkey project to a new assembler or in taking on the project themselves. At the same time, we face the obstacle of attracting new customers away from existing EMS providers, or from the customers' in-house assembly operations.

MARKETS AND CUSTOMERS

     Our sales and the percentage of our consolidated sales to the principal end-user markets we serve for the last three fiscal years were as follows (dollars in thousands):

                                               Year ended June 30,
                                -------------------------------------------------
           Markets                   2001             2000             1999
-----------------------------   ---------------  ---------------  ---------------
Industrial controls
 and instrumentation            $38,482   42.2%  $19,108   27.2%  $ 7,222   14.1%
Medical                          25,093   27.5    12,921   18.4     4,310    8.4
Telecommunications               11,186   12.3    10,027   14.3     9,689   18.9
Financial services automation     8,904    9.8    10,803   15.4     3,464    6.8
Aerospace and defense             5,693    6.2    15,718   22.4    23,418   45.8
Other                             1,790    2.0     1,675    2.3     3,072    6.0
                                -------  -----   -------  -----   -------  -----
    Total                       $91,148  100.0%  $70,252  100.0%  $51,175  100.0%
                                =======  =====   =======  =====   =======  =====

     See Note 11 to the consolidated financial statements for information on our revenues and long-lived assets by geographical area.

     We market our EMS services through both direct sales personnel and through representatives from independent manufacturers. Our marketing strategy is to develop close relationships with, and to increase sales to, certain existing and new major OEM customers. This includes becoming involved at an early stage in the design of these customers' new products.
We believe this strategy is necessary to keep abreast of rapidly changing technological needs and to develop new EMS processes, so as to enhance our EMS capabilities and our position in the industry. As a result of this strategy, however, fluctuations experienced by one or more of our customers in demand for their products may have and have had adverse effects on our sales and profitability. (See "Risk Factors that May Affect Your Decision to Invest in Us").


BACKLOG

     At June 30, 2001, 2000 and 1999, our backlog was $59.0 million, $53.4 million and $38.7 million, respectively. Backlog is comprised of orders believed to be firm for products that have scheduled shipment dates within the next 12 months. We expect to ship a substantial portion of the backlog within 180 days, although the continuation of current economic conditions or other risk factors may alter those expectations.

     Some orders in the backlog may be cancelled under certain conditions. In addition, the timing of orders from major customers may result in significant fluctuations in our backlog and operating results from period to period.

     Accordingly, we believe that backlog may not be a reliable indicator of future operating results.



RISK FACTORS THAT MAY AFFECT YOUR DECISION TO INVEST IN US

     There are a variety of risk factors noted below and elsewhere in this Report on Form 10-K (the "Report" or "Form 10-K) and our other filings with the Securities and Exchange Commission (the "SEC") that may affect your investment with us. In evaluating our business, you should carefully review the risk factors cited below as well as all other statements, notes and figures in this Form 10-K. Our business presents a risk due to, among other considerations, the significant volatility of our stock, particularly on a quarterly basis. Our business is also part of a highly dynamic and competitive industry, which can also result in the volatility of our stock price.

     Our results of operations may be affected by the above, or with the risk factors described below:

     GENERAL INDUSTRY CONDITIONS AND COMPETITION

     The markets in which the EMS industry operates are intensely competitive. Seasonality is not a significant factor in the EMS business. Competition is principally based primarily on price with secondary factors including product quality, technical capability and the ability to deliver products on schedule. Both the price of and the demand for EMS are sensitive to economic conditions, changing technologies and other factors. The technology used in EMS is widely available, and there are a large number of domestic and foreign competitors. Many of these firms are larger than we are and have significantly greater financial, marketing and other resources.

     Many of our competitors have also made substantial capital expenditures in recent years and operate technologically advanced EMS facilities.
Further, some of our customers have substantial in-house EMS capabilities. There is a risk that, when these customers are operating at less than full capacity, they will use their own facilities rather than contract with us. Despite this risk, we believe we have not currently experienced a significant loss of business to OEMs' captive assembly operations. However, there can be no assurance that future losses in this regard will not occur.

     Another factor that has increased to a material level this year is the inability of EMS companies to have their customers take back unneeded inventory (See the risk factor below dealing with "Components And Materials May Continue To Be Expensive, Unavailable, Or Difficult To Timely Purchase; Components And Materials May Also Be Difficult To Sell"). This has also affected us in recent months and may occur more frequently if the current economic conditions do not appreciably improve. We can provide no assurance that we will not be forced to sell our customers' unneeded inventory that we hold, if any, for a loss or that we will be unable to sell such inventory. This event, if it comes to pass, may adversely affect our business, operating results and financial condition.

     WE ARE ATTEMPTING TO ADJUST TO AN ADVERSE ECONOMIC ENVIRONMENT AND MAY NOT BE SUCCESSFUL IN MAKING THE ADJUSTMENT

     At or near the end of our third quarter of fiscal 2001, some of our existing customers began to schedule out orders. This resulted in deferral of scheduled delivery dates. Since that time, we have had customers cancel portions of orders. As we begin our new fiscal year, we are uncertain whether the soft demand for goods and services, including those goods and services our customers provide, will improve. We believe this is a result of the general downturn in economic conditions in the economy and in particular in the electronics industry.

     In response to this, we have initiated measures, including operating cost reductions and improved efficiencies. There can be no assurance whether or not these measures will be effective or adequate. If the current economic conditions continue for an extended period of time, we may experience a material adverse effect on our operating results and our financial condition.

     OUR INDUSTRY IS OFTEN DESCRIBED AS HAVING LOW PROFIT MARGINS.
     THE CURRENT ECONOMIC DOWNTURN MAY RESULT IN EVEN LOWER PROFIT MARGINS FOR OUR COMPANY AS WELL AS OUR INDUSTRY

     The electronics manufacturing subcontracting industry is often described as having low profit margins. Although it is management's belief that our profit margins in fiscal year 2001 were slightly above the industry's average, as the current economic conditions continue for an extended period of time, customers have sought and may continue to seek price reductions. Unless we successfully achieve further material cost reductions, efficiencies and productivity gains, we may experience a material adverse effect on our operating results and our financial condition. There can be no assurance, however, whether such measures will be effective or adequate to compensate for such price reductions.

     OUR CUSTOMER BASE IS HIGHLY CONCENTRATED. IF WE LOSE ONE OF OUR LARGEST CUSTOMERS, IT MAY ADVERSELY AFFECT OUR RESULTS AND FINANCIAL CONDITION

     Our customer base is highly concentrated. We anticipate that a significant portion of our sales will continue to be concentrated in a relatively few number of customers for the foreseeable future. The loss of one or more of these customers, or a reduction in their level of orders, could have a material adverse effect on our business, results of operations and financial condition. See Note 11 to the consolidated financial statements for information on our three largest customers.

     OUR OPERATING RESULTS ARE LIKELY TO MATERIALLY FLUCTUATE

     Our operating results are affected by a number of factors. These include the timing of orders from and shipments to major customers, availability and cost of materials and components, the volume of orders relative to our capacity, timing of expenditures in anticipation of future sales, the gain or loss of significant customers, variations in the mix between consignment and turnkey arrangements with customers, variations in the demand for products in the industries we serve, quality issues and general economic conditions. The development and introduction of new products and technologies by our customers and our customers' competitors may also materially and adversely affect the demand for our services, as well as our operating results. Variations in the size and delivery schedules of purchase orders we receive, changes in customers' delivery requirements, or the rescheduling or cancellation of orders and commitments may result in substantial fluctuations of revenues, backlog and profits from period to period.

     A significant portion of our expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Our inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of a decline in our results of operations. Conversely, we may not be able to respond quickly if there is a sudden increase in demand for our services, as we may require additional capital expenditures and personnel to handle this additional capacity.

     OUR STOCK PRICE HAS BEEN AND CONTINUES TO BE VOLATILE

     The market price for our common stock could fluctuate due to various factors. These factors include, but are not limited to:

     -  the stock float being relatively small and thinly traded;

     - announcements by us or our competitors of new contracts, or technological innovations;

     -  fluctuations in our quarterly and annual operating results; and

     -  acquisition-related announcements;

     -  general market conditions.

     In addition, our stock prices, in recent years have experienced significant price fluctuations for a variety of reasons, both internal to us and due to external conditions.

     COMPONENTS AND MATERIALS MAY CONTINUE TO BE EXPENSIVE, UNAVAILABLE, OR DIFFICULT TO TIMELY PURCHASE; COMPONENTS AND MATERIALS MAY ALSO BE DIFFICULT TO SELL

     For our surface mount assemblies and turnkey operations, we purchase components and material from approved suppliers. Any failure on the part of these suppliers to deliver required components to us or any failure of such components to meet performance requirements could impair our ability to meet scheduled shipment dates. This in turn could delay completing our sales and receipt of payment, which may adversely affect our business, financial condition and results of operations. In the past, we have experienced shortages of certain types of electronic components. While there are fewer shortages for some component parts or materials in August 2001 compared to August 2000, other component parts or materials are still subject to unavailability, significant time delays and expensive pricing.

     In addition, our customers may specify that we purchase parts or materials from particular manufacturers of components for use in the assembly process. Certain components used in a number of our customer programs are obtained from sole source suppliers. To the extent these components are not available on a timely basis or are in short supply because of allocations imposed by the component manufacturer, and the customer is unwilling to accept a substitute component, delays may occur. Such delays are experienced in the EMS business from time to time and have caused sales and inventory fluctuations in our business.

     To the extent our customers do not absorb the costs associated with parts or materials shortages or price increases, whether by agreement or to maintain a business relationship with a customer, this could have a material adverse effect on our business, financial condition and results of operations.

     In fiscal 2001, we entered into several purchasing programs with several of our vendors. These programs were designed to reduce the lead time on program parts, reduce the quotation process timetable, provide competitive pricing, provide protection during periods of shortages and reduce overhead costs. However, the programs do not necessarily avoid shortages or price fluctuations with regard to certain important parts or materials nor do the programs protect against all circumstances facing our customer, our supplier or us.

     IF OUR CUSTOMERS' VARY THEIR REQUIREMENTS, THIS MAY AFFECT OUR RESULTS AND OUR FINANCIAL CONDITION

     The level and timing of purchase orders placed by our customers are affected by a number of factors, including variation in demand for the customer's products, customer attempts to manage inventory and changes in the customer's manufacturing strategies. Many of these factors are outside of our control. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay. The current economic conditions, however, may affect our ability to recover such costs, penalties and charges.

     Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided or to pay for components and materials purchased on such customer's behalf, have, in the past adversely affected our business, financial condition and results of operations. Such events or conditions could have a material adverse effect on our business, financial condition and results of operations in the future.

     OUR DEBT PROFILE MAY CHANGE AND MAY AFFECT OUR OPERATIONS AND FINANCIAL CONDITION

     At June 30, 2001, our debt-to-equity ratio was 1.25 and we were materially in compliance with our covenants with third parties. Several factors, including but not limited to, a prolonged economic downturn, capital investment to increase production or acquisition of other EMS companies, may significantly change our debt profile. Such events or conditions could have a material adverse effect on our business, financial condition and results of operations in the future.

     MOVING OUR FACILITIES, WHILE PART OF OUR MARKETING STRATEGY FOR EXPANSION OF BUSINESS, COULD BE DISRUPTIVE TO OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

     Since June 30, 2001, the end of our fiscal year 2001, two of our largest subsidiaries have either moved or will move to larger facilities.

     SMTEK San Diego moved into a new leased facility in Poway, California, near the city of San Diego, on July 16, 2001. The new facility is approximately 45,000 square feet. The former facility was located in El Cajon, another city near San Diego. The former facility was approximately 20,000 square feet. The former facility has, at present, no tenant. We may exercise our yearly termination right in the early fall of 2001, under the lease, if we are unable to find a subtenant.

     SMTEK Thousand Oaks is planning to move before the end of calendar year 2001 to a remodeled facility in Moorpark, California, which is near Thousand Oaks. The new facility is approximately 115,500 square feet. The current facility is approximately 45,000 square feet. The current facility lease is being marketed for a subtenant. The lease does not expire until May 31, 2004. We currently expect to sublease the Thousand Oaks facility. If we are unable to find a subtenant, we will be responsible for cost and expenses associated with holding a vacant building in addition to amounts under the lease agreements.

     As a result of moving to these new, remodeled and larger facilities, our subsidiaries have materially increased costs, rent and expenses surrounding such leases. Unless subtenants are secured for the facilities we are moving from, our subsidiaries will face multiple lease costs, rents, write off of leasehold improvements in the former facilities and additional expenses for a substantial period of time.

     One reason for moving to the larger facilities is to increase the scope of work our subsidiaries can perform for existing customers. Another reason is to allow us to improve the marketing of our services to existing and potential customers. There can be no assurances that we will increase business activities to meet our increased capacity.

     The increased costs, rent and expenses may adversely affect our business, operating results or financial conditions regardless of, and if any of the other risk factors occur, particularly during fiscal year 2002.

     OUR NORTHERN IRELAND SUBSIDIARY HAS ECONOMIC CHALLENGES AND FACES ADDITIONAL RISKS DIFFERENT FROM OUR DOMESTIC SUBSIDIARIES

     Our subsidiary in Northern Ireland, SMTEK Europe, has largely, though not completely, avoided the turmoil in that area over the years of its operation. However, we are unable to provide any assurance that our subsidiary will not be affected by the continued turmoil in that area.

     Separate from the turmoil, however, our subsidiary has lost some work during fiscal year 2001 due to customers taking work in-house. SMTEK Europe continues to book new business, but there is a risk that new business may not be equal in value to the lost business. Further, we are a guarantor on our subsidiary's $3.2 million line of credit with Ulster Bank Markets. Also, SMTEK Europe is subject to a government loan, which is subject to covenants and conditions, including the number of employees that must be employed at the facility. This government loan, as well as the existence of a labor union at SMTEK Europe, may adversely affect the ability of SMTEK Europe to be flexible in cutting labor and other costs. There may be an adverse effect on our operating results and financial condition, as well as our business, if SMTEK Europe does not meet its economic challenges.

     OUR SERVICES, TO THE EXTENT WE PERFORM SUB-CONTRACTS RELATING TO GOVERNMENT WORK, ARE SUBJECT TO GOVERNMENT AUDIT AND CONTROL

     Our sub-contracting electronic manufacturing services include aerospace and military work for customers who do business with the U.S. government. If a customer complains to the government reporting the services we or our customers perform for the government, the government may subject us or our customer to an investigation, audit or lawsuit.

     The government may enforce civil and criminal penalties if it finds that contracts are intentionally breached or if there is intentional misconduct. In the absence of intentional misconduct, we may have to pay contract or other applicable and statutory damages to the government or the military contracting customer.

     As every investigation, audit or lawsuit stands on its own merits, we can provide no assurance as to whether any investigation, audit or lawsuit, if one occurs, will not adversely affect our business, operating results or financial condition.


OUR ENVIRONMENTAL CLEAN-UP CONTINUES AT ANAHEIM, CALIFORNIA FACILITY

     See Note 10 to the consolidated financial statements for information regarding environmental matters.


EMPLOYEES

     At August 24, 2001, we had approximately 521 employees. Given the growth of our business and the quick response time required by our customers, we seek to maintain labor flexibility to scale up or down our operations as necessary to maximize efficiency. We also use skilled temporary labor. In Europe, approximately 39 of our employees are members of a union. None of our employees in the United States are covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.


ITEM 2.  PROPERTIES

     The following table lists our principal plants and properties:

                                                Owned
                                    Square        or
       Location                     Footage     Leased              Use
-------------------------------     -------     ------     ----------------------
Thousand Oaks, California (A)        45,000     Leased     Executive offices,
                                                             assembly plant
San Diego, California (B)            18,000     Leased     Assembly plant/offices
Fort Lauderdale, Florida              8,400     Leased     Assembly plant/offices
Craigavon, Northern Ireland (C)      67,000     Owned      Assembly plant/offices

(A) We entered into a new lease in July 2001 to lease a 115,000 square foot facility in Moorpark, California which will be used for our executive offices and assembly plant. We expect to move during the second quarter of 2002.

(B) We moved our entire San Diego operations into a 45,000 square foot facility in July 2001.

(C) The Northern Ireland property is pledged as security for an installment loan payable to the Industrial Development Board ("IDB") for Northern Ireland, from which the property was purchased. This loan had an outstanding balance of approximately $637,000 as of June 30, 2001.

     For further discussion on our new facilities in Moorpark and San Diego, see "Risk Factors that May Affect Your Decision to Invest in Us--Moving Our Facilities, While Part of Our Marketing Strategy for Expansion of Business, Could be Disruptive to Our Business, Operating Results and Financial Condition."


ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings. We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the three months ended June 30, 2001.


                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The information set forth under the caption "Market and Dividend Information" in the our 2001 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five-Year Financial Summary" in our 2001 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2001 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in our 2001 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements later in this Report under
Item 14(a)(1).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                     PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to our proxy statement for our 2001 Annual Meeting of Stockholders, to be filed with the SEC, on or before 120 days following June 30, 2001, or if not filed by such date, as an amendment to this Report to be filed on or before such date.


ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to our proxy statement for our 2001 Annual Meeting of Stockholders, to be filed with the SEC, on or before 120 days following June 30, 2001, or if not filed by such date, as an amendment to this Report to be filed on or before such date.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to our proxy statement for our 2001 Annual Meeting of Stockholders, to be filed with the SEC, on or before 120 days following June 30, 2001, or if not filed by such date, as an amendment to this Report to be filed on or before such date.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to our proxy statement for our 2001 Annual Meeting of Stockholders, to be filed with the SEC, on or before 120 days following June 30, 2001, or if not filed by such date, as an amendment to this Report to be filed on or before such date.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

                                                           2001 Annual
                                                            Report to
                                                           Stockholders
                                                           ------------
(a)(1) List of Financial Statements

List of data incorporated by reference:
  Report of KPMG LLP on consolidated
   financial statements                                         13
  Consolidated balance sheets as of June 30, 2001
   and 2000                                                     14
  Consolidated statements of operations for the
   years ended June 30, 2001, 2000 and 1999                     15
  Consolidated statements of cash flows for the
   years ended June 30, 2001, 2000 and 1999                     16
  Consolidated statements of stockholders'
   equity and comprehensive income for the years
   ended June 30, 2001, 2000, and 1999                          17
  Notes to consolidated financial statements                    18

(a)(2)  Financial Statement Schedules
   The financial statement schedules are omitted
   because they are either not applicable or the
   information is included in the notes to
   consolidated financial statements.
                                                            Form 10-K
                                                            ---------
(a)(3)  List of Exhibits:
      Exhibit Index                                              16

(b) Reports on Form 8-K:

          We did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2001.

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


      Signature                      Title                      Date

/s/ Gregory L. Horton        Chief Executive Officer,     September 24, 2001
-----------------------       President and Chairman      -------------------
   Gregory L. Horton          of the Board (principal
                              executive officer)


/s/ Kirk A. Waldron          Vice President-Finance and   September 24, 2001
-----------------------       Administration, Chief       -------------------
   Kirk A. Waldron            Accounting Officer and
                              Treasurer (principal
                              financial officer)


/s/ Clay M. Biddinger        Director                     September 10, 2001
-----------------------                                   -------------------
   Clay M. Biddinger


/s/ James P. Burgess         Director                     September 7, 2001
-----------------------                                   -------------------
   James P. Burgess


/s/ Oscar B. Marx            Director                     September 7, 2001
-----------------------                                   -------------------
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

 3.2      Bylaws of the Company, amended and restated effective August
          23, 2000 (incorporated by reference to Exhibit 3.2 of the Company's 2000 Annual Report on Form 10-K).

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

 10.7 Employment Agreement dated January 1, 2001 between the Company and Gregory L. Horton.

 10.8 Standard Industrial/Commercial Multi-Tenant Lease - Modified Net dated December 20, 2000 between Technetics, Inc. and Pomerado Leasing No. 8 L.P. (including Addendum).

 10.9     Standard Industrial/Commercial Tenant Lease - dated
          July 20, 2001 between SMTEK Inc. and Moorpark Venture, L.P. (including Addendum, Sublease and Attornment/Non-Disturbance Agreement Among Parker-Hannifan, SWS Partners, MVLP and
          SMTEK, Inc.).

 10.10 Credit Agreement dated September 25, 2001, between the Company and Comerica Bank.

 11 Statement re Computation of Per Share Earnings (incorporated by reference to Note 8 to the consolidated financial statements of the 2001 Annual Report to Stockholders).

 13       Annual Report to security holders.

 21       Subsidiaries of the Registrant.

 23       Consent of KPMG LLP.

 99       Undertaking for Form S-8 Registration Statement.

DESCRIPTION OF BUSINESS

     SMTEK International, Inc. (the "Company," "we," "us" or "our") is an electronics manufacturing services ("EMS") provider to original equipment manufacturers ("OEMs") primarily in the industrial and instrumentation, medical, telecommunications, financial services automation and aerospace and defense industries. We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry.

     We have four wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK Thousand
Oaks), located in Thousand Oaks, California; Technetics, Inc. (dba SMTEK San Diego), located in San Diego, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; and SMTEK Europe Limited, located in Craigavon, Northern Ireland.

REVENUES
(in thousands)


2001     $91,148
2000     $70,252
1999     $51,175
1998     $44,690
1997     $41,336


OPERATING INCOME (LOSS)
(in thousands)


2001     $ 3,277
2000     $   905
1999     $   (89)
1998     $   857
1997     $   397


NET INCOME (LOSS)
(in thousands)


2001     $ 1,798
2000     $  (641)
1999     $(2,495)
1998     $   493
1997     $  (868)


PRESIDENT'S LETTER TO STOCKHOLDERS

DEAR FELLOW STOCKHOLDERS:

     SMTEK is proud to report record revenue and earnings for the fiscal year ending June 30, 2001. In an environment of significant challenge, SMTEK's investment in infrastructure and its focus on a well-defined market strategy have proven to be successful.

     Our fiscal year spanned the last half of Calendar 2000, a record growth year for our industry, and the first half of Calendar 2001, a record downturn year for our industry. It was a year that started with tremendous promise; strong bookings, strong backlog and an industry and economy with an
insatiable demand for more.    SMTEK successfully ramped its business to
deliver on those needs. The year, however, came to a close with softer market demand and an industry faced with excess capacity, inventory overhang and pricing pressure. SMTEK is well positioned to meet these industry challenges as we move forward in fiscal 2002.

FINANCIAL PERFORMANCE IMPROVED ON ALL FRONTS

     Our fiscal year began with strong earnings in the first quarter and progressively improved in the second and third quarters. In the fourth quarter, well after other players in the EMS industry were impacted by the decline in market demand, SMTEK began to face the effects of the sagging economy. During our fourth quarter, however, SMTEK remained profitable while simultaneously reducing inventory. We weathered the economic challenges well through June and started the new fiscal year 2002 with a strong backlog.

     Our revenues for the year ended June 30, 2001 grew 30% to $91.1 million, up from $70.3 million in the prior year. We achieved positive cash flow from operations in-spite of the investment required to support our 30% growth rate.

     Gross profit for the year totaled $11.1 million, up 39% from $8.0 million in fiscal 2000. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") for the year ended June 30, 2001 was $6.2 million compared to $4.4 million in the prior year. Our backlog at the end of fiscal 2001 was $59.0 million, up from $53.4 million at the end of fiscal 2000. Finally, net income from continuing operations for fiscal 2001 was $1.8 million, or $0.79 per basic share compared to fiscal 2000's net loss from continuing operations of $234,000 or $0.10 per basic share.

     Our balance sheet positively reflects the fiscal year's operating results. Stockholders' equity increased over 18% to $11.2 million. Working capital increased 110% to $13.4 million and our current ratio improved to 1.9:1 from 1.3:1 at the end of the prior year. Lastly, our debt-to-equity ratio improved to 1.25:1 from 1.55:1 at the end of the prior year.

SMTEK'S MARKET FOCUS IS TO ACHIEVE STRONG DIFFERENTIATION FROM THE MAINSTREAM EMS PROVIDERS

     As we look forward to fiscal year 2002, SMTEK continues to focus its business on the low-to-medium volume, high complexity segments of each market we serve. SMTEK enjoys a diverse customer base across most of the electronics markets including medical, aerospace, industrial instrumentation, military, and data communications. By outsourcing, our customers improve their operational and financial flexibility, reduce their manufacturing costs, reduce inventory, improve return on assets, and shorten time-to-market by accelerating product development.

     Our strategy to support the complex niche segment within each market is perhaps the reason SMTEK was less affected in fiscal 2001 by the economic slowdown that occurred most dramatically in the telecom and data communications markets. We do not serve the consumer goods, cell phones, and personal computer markets.

     Our technical and operational expertise allows us to produce products requiring very high quality levels found in implantable medical products and space applications. Our engineering heritage is well founded in product development with specific expertise in achieving very high reliability levels for products in life critical applications typically found in the medical and military markets. Our expertise in high reliability is needed in industrial instrumentation and controls for high cost products requiring low downtime.

     We maintain a high level of technical competence by retaining some of the most talented people in the industry. They drive seamless integration of our engineering and manufacturing processes and strive for continuous improvement in our production operations and supply chain management. We believe we are uniquely qualified to develop, produce, and maintain complex products positioned in the most difficult segments of each of the markets we serve.

     SMTEK offers its customers a complete solution, from circuit board and product design to system assembly and test, as well as a commitment to on-time delivery with the highest levels of quality. We believe the technical strength required to support these needs in our targeted niche market segments is not commonly found in EMS companies. This technical strength and market focus is our strategic advantage and it creates a strong barrier to entry for our competitors.

SMTEK IS EMBARKING ON INITIATIVES TO ENHANCE PERFORMANCE AND OPERATIONAL EFFICIENCIES

     Implementation of lean manufacturing strategies combined with cycle time compression efforts which drive inventory reduction continues to be our mantra for performance improvement, positive cash flow and profitability.

     SMTEK has developed significant IT infrastructure utilizing the latest ERP capabilities and internally developed reporting systems. This sophisticated infrastructure is ported over the Internet to our subsidiaries to mitigate the negative effects of disparate IT and ERP systems in different locations. It provides our subsidiaries with a competitive advantage without duplication of IT overhead costs at each location. Standardized methods, procedures, training, performance measures, customer status reporting, pricing, and financial reporting systems allow us to maintain a standard of excellence in all of our facilities that is necessary for our high complexity market focus.

     SMTEK has, in addition to the above initiatives, prudently implemented operating cost reductions and other fiscal measures to mitigate the effect of the current economic climate. While industry analysts and experts cannot agree on when the short-term economic situation will improve, they almost all agree that the long-term outlook for our industry remains positive.

FACILITIES EXPANSIONS AND KEY ACQUISITIONS ARE STRATEGIC OBJECTIVES TO GAIN MARKET SHARE

     In July 2001, SMTEK's San Diego subsidiary moved into a newly built facility that more than doubled its previous plant size and significantly increased its production capability. We installed new production equipment, including automated production lines which are compatible with our other facilities. This facility and equipment enhancement coupled with an efficient factory layout supports synchronous flow and shortens cycle times.

     Additionally, our SMTEK Thousand Oaks subsidiary will move to a new facility in nearby Moorpark, California during the middle of our fiscal year 2002. The Moorpark facility is over 116,000 square feet, which is more than double the size of the current Thousand Oaks facility. The move will enhance SMTEK Thousand Oaks' final product assembly capabilities and allows its circuit card assembly operations to be entirely in-line for lean manufacturing flow. These expansions are key strategic moves for SMTEK to enhance market share within the regions serviced by the new facilities.

     SMTEK is actively seeking acquisition opportunities that will increase our presence and further leverage our corporate infrastructure and capabilities.

A PERSONAL THANK YOU TO OUR STOCKHOLDERS, CUSTOMERS AND EMPLOYEES

     As we position our Company for long term growth, I am proud to place my faith in the nearly 600 SMTEK employees who helped make our fiscal year 2001 such a success. I thank each one of them for their dedication and hard work over the years, especially in fiscal year 2001.

     I would like to thank the SMTEK stockholders and customers for their continued support and faith in our Company. While I am cautiously optimistic as to what this year may bring, I am confident that we are positioning our Company to meet the challenges of this dynamic marketplace as we continue on the path of long-tern growth and prosperity.

Sincerely,


/s/ Gregory L. Horton

Gregory L. Horton
Chairman of the Board
and Chief Executive Officer
SMTEK International, Inc.

                     SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the years ended June 30, 1997 through 2001 set forth below are derived from our consolidated financial statements and notes thereto. The consolidated balance sheets as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended June 30, 2001, appear elsewhere in this Report. The Selected Consolidated Financial Data are qualified in their entirety by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                    SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                           FIVE-YEAR FINANCIAL SUMMARY
                     (In thousands except per share amounts)

                                             Year ended June 30,
                                 -------------------------------------------
OPERATING DATA                    2001     2000     1999     1998     1997
                                 -------  -------  -------  -------  -------
Revenues                         $91,148  $70,252  $51,175  $44,690  $41,336
Cost of goods sold                80,060   62,260   44,605   37,392   35,657
                                 -------  -------  -------  -------  -------
Gross profit                      11,088    7,992    6,570    7,298    5,679
                                 -------  -------  -------  -------  -------
Operating expenses:
  Administrative and selling       7,141    5,783    5,375    4,564    4,014
  Goodwill amortization              670    1,304    1,284    1,268    1,268
  Acquisition expenses               -        -        -        609      -
                                 -------  -------  -------  -------  -------
Total operating expenses           7,811    7,087    6,659    6,441    5,282
                                 -------  -------  -------  -------  -------
Operating income (loss)            3,277      905      (89)     857      397
                                 -------  -------  -------  -------  -------
Non-operating income (expense):
  Interest income                     26      166       96       47       75
  Interest expense                (1,463)  (1,057)  (1,700)  (1,113)  (1,197)
  Debt issue cost amortization       -        -        -        -       (937)
  Other income (expense), net        (84)    (148)      61      (76)      91
                                 -------  -------  -------  -------  -------
Total non-operating expense       (1,521)  (1,039)  (1,543)  (1,142)  (1,968)
                                 -------  -------  -------  -------  -------
Income (loss) from continuing
 operations before income taxes    1,756     (134)  (1,632)    (285)  (1,571)

Income tax provision (benefit)       (42)     100    1,202      -        -
                                 -------  -------  -------  -------  -------
Income (loss) from
 continuing operations             1,798     (234)  (2,834)    (285)  (1,571)

Income from discontinued
  operations, net of tax             -        254      339      778      703

Loss on sale of discontinued
  operations, net of tax             -       (661)     -        -        -
                                 -------  -------  -------  -------  -------
Net income (loss)                $ 1,798  $  (641) $(2,495) $   493  $  (868)
                                 =======  =======  =======  =======  =======

                    SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                           FIVE-YEAR FINANCIAL SUMMARY
                     (In thousands except per share amounts)
                                   (Continued)

                                             Year ended June 30,
                                 -------------------------------------------
OPERATING DATA                    2001     2000     1999     1998     1997
 (Continued)                     -------  -------  -------  -------  -------
Basic earnings (loss)
 per share:
   Income (loss) from
     continuing operations       $  0.79  $ (0.10) $ (1.60) $ (0.20) $ (1.14)
   Income from discontinued
     operations                      -       0.11     0.19     0.54     0.51
   Loss on sale of
     discontinued operations         -      (0.29)     -        -        -
                                 -------  -------  -------  -------  -------
     Basic earnings (loss)
       per share                 $  0.79  $ (0.28) $ (1.41) $  0.34  $ (0.63)
                                 =======  =======  =======  =======  =======

Diluted earnings (loss)
 per share:
   Income (loss) from
     continuing operations       $  0.76  $ (0.10) $ (1.60) $ (0.20) $ (1.14)
   Income from discontinued
     operations                      -       0.11     0.19     0.54     0.51
   Loss on sale of
     discontinued operations         -      (0.29)     -        -        -
                                 -------  -------  -------  -------  -------
     Diluted earnings (loss)
       per share                 $  0.76  $ (0.28) $ (1.41) $  0.34  $ (0.63)
                                 =======  =======  =======  =======  =======

                                             Year ended June 30,
                                 -------------------------------------------
BALANCE SHEET DATA                2001     2000     1999     1998     1997
                                 -------  -------  -------  -------  -------
Current assets                   $27,672  $30,429  $27,854  $21,505  $21,597

Current liabilities              $14,294  $24,056  $23,042  $17,060  $18,509

Working capital                  $13,378  $ 6,373  $ 4,812  $ 4,445  $ 3,088

Current ratio                        1.9      1.3      1.2      1.3      1.2

Total assets                     $35,932  $38,528  $39,499  $31,802  $33,593

Long-term debt                   $10,418  $ 4,997  $ 7,153  $ 7,186  $ 9,445

Stockholders' equity             $11,220  $ 9,475  $ 9,304  $ 7,556  $ 5,639

Equity per share                 $  4.92  $  4.17  $  4.10  $  4.43  $  3.90

Shares outstanding (000s)          2,282    2,272    2,267    1,704    1,447

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


BASIS OF PRESENTATION

     We utilize a 52-53 week fiscal year ending on the Friday closest to June 30 which, for fiscal years 2001, 2000 and 1999, fell on June 29, June 30, and July 2, respectively. In the accompanying consolidated financial statements, the fiscal year-end for all years is shown as June 30 for clarity of presentation. Fiscal years 2001, 2000 and 1999 each consisted of 52 weeks.

     As more fully described in the accompanying consolidated financial statements and notes thereto, we sold our printed circuit board ("PCB") operation, Irlandus Circuits Ltd. ("Irlandus"), on November 12, 1999. Accordingly, Irlandus is shown as a discontinued operation for all periods presented in the accompanying consolidated statements of operations.

     As more fully described in the accompanying consolidated financial statements and notes thereto, our acquisition of Technetics, Inc. on January 29, 1999 was accounted for under the purchase method of accounting, and its operating results have been included in the accompanying consolidated financial statements since the date of acquisition.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.


RESULTS OF OPERATIONS

     The following table sets forth our comparative revenues and other operating data as percentages of revenues:

                                                     Year Ended June 30,
                                                 ----------------------------
                                                  2001       2000       1999
                                                 ------     ------     ------
Revenues                                         100.0%     100.0%     100.0%
Cost of goods sold                                87.8       88.6       87.2
                                                 -----      -----      -----
Gross profit                                      12.2       11.4       12.8

Administrative and selling expenses                7.8        8.2       10.5
Goodwill amortization                              0.8        1.9        2.5
                                                 -----      -----      -----
Operating income (loss)                            3.6        1.3       (0.2)

Interest income                                     -         0.2        0.2
Interest expense                                  (1.6)      (1.5)      (3.3)
Other income (expense), net                       (0.1)      (0.2)       0.1
                                                 -----      -----      -----
Income (loss) from continuing operations
  before income taxes                              1.9       (0.2)      (3.2)
Income tax provision (benefit)                    (0.1)       0.1        2.3
                                                 -----      -----      -----
Income (loss) from continuing operations           2.0       (0.3)      (5.5)
Income (loss) from discontinued operations          -        (0.6)       0.7
                                                 -----      -----      -----
Net income (loss)                                  2.0%      (0.9)%     (4.8)%
                                                 =====      =====      =====

FISCAL 2001 VS. 2000

     Consolidated revenues for fiscal 2001 were $91.1 million compared to $70.3 million for fiscal 2000, an increase of approximately 30%. The increase in revenues was due to an increase in business with our key customers. Given the current downward economic trends, we may be unable to sustain our current level of revenue growth exhibited in fiscal 2001. Although we continue to book business, the outlook beyond our current backlog is uncertain. Backlog at June 30, 2001 was $59.0 million compared to $53.4 million at June 30, 2000. Starting in the third quarter of fiscal 2001, our existing customers began to defer shipments. We expect this to be temporary, as these customers have pushed out their orders to later scheduled deliver dates.

     Consolidated gross profit for fiscal 2001 was $11.1 million (12.2% of sales) compared to $8.0 million (11.4% of sales) for fiscal 2000. The gross profit and gross margin improvement was attributable primarily to the revenue growth in fiscal 2001 compared to fiscal 2000, which caused fixed costs absorption to be spread over a larger volume of production. In addition, certain production changes we made, and a recent decline in materials pricing, have reduced costs. These changes have had a positive impact on our gross profit and gross margin.

     Administrative and selling expenses increased 23% to $7.1 million for fiscal 2001 compared to $5.8 million for fiscal 2000. The increase was due primarily to expansion of our managerial and administrative staff and an increase in the allowance for doubtful accounts. However as a percentage of sales, administrative and selling expenses decreased to 7.8% in fiscal 2001 from 8.2% in fiscal 2000, due mainly to our growth in revenues.

     Goodwill amortization decreased to $670,000 for fiscal 2001 from $1.3 million for fiscal 2000. The reduction occurred because we had fully amortized, as of December 31, 2000, the goodwill of $6.3 million, which arose from our acquisition of our Thousand Oaks subsidiary in January 1996.

     Total non-operating expense was $1.5 million for fiscal 2001 compared to $1.0 million for fiscal 2000. The primary reason for this increase was due to an increase in total interest expense. Total interest expense was $1.5 million for fiscal 2001 compared to $1.1 million for fiscal 2000. There are two reasons for the increased interest expense. First, we had higher line of credit borrowings due mainly to our growth, and an increased need for working capital, principally in higher inventory levels. Second, the average interest rates on our new equipment notes and leases entered into during the beginning of fiscal year 2001, ranged from 7.9% to 9.4%, were higher on average than fiscal 2000, with interest rates ranging from 6.5% to 8.4%.

     We had an income tax benefit of $42,000 in fiscal 2001. This included income tax benefits of $218,000 resulting from the reduction of the recorded liability for a federal tax assessment related to prior year, as further discussed in Note 6 to the accompanying consolidated financial statements. Without this, we would have reported an income tax provision of $176,000 compared to an income tax provision of $100,000 in fiscal 2000. The income tax provision amounts, after taking into account the nondeductibility of the goodwill amortization, are less than the statutory income tax rates due to the utilization of federal net operating loss carryforwards.

     Income from continuing operations was $1.8 million for fiscal 2001, or $0.76 per diluted share, compared to a loss from continuing operations in fiscal 2000 of $234,000, or $0.10 per diluted share. The improvement was due to increased gross profit which, was partially offset by increases in administrative and selling expenses and interest expense.


FISCAL 2000 VS. 1999

     Consolidated revenues for fiscal 2000 were $70.3 million compared to $51.2 million for fiscal 1999. The increase in revenues of $19.1 million was primarily due to an increase in sales of approximately $6.9 million by our San Diego operating unit, which was acquired using the purchase method of accounting on January 29, 1999, increased business from certain domestic customers and new contracts obtained by our Northern Ireland EMS operating unit.

     Consolidated gross profit for fiscal 2000 was $8.0 million (11.4% of sales) compared to $6.6 million (12.8% of sales) for fiscal 1999. The increase in gross profit of $1.4 million was due to our increased sales for fiscal 2000. Despite the 22% increase in gross profit, there was a decrease in the gross profit percentage primarily due to difficulties experienced by our Northern Ireland operating unit in ramping up its production volume and manufacturing capacity for several new assembly contracts. Also contributing to the decline in gross profit percentage were material procurement and production inefficiencies caused by industry-wide shortages of certain electronic components, as well as our accepting more turnkey business in fiscal 2000.

     Administrative and selling expenses were $5.8 million for fiscal 2000 compared to $5.4 million for fiscal 1999. The increase of $408,000 was due primarily to the inclusion of the results of the San Diego operating unit, which was acquired in January 1999. This increase was offset partially by decreases in expenses in our Thousand Oaks and Northern Ireland operating units.

     Total non-operating expense was $1.0 million for fiscal 2000 compared to $1.5 million for fiscal 1999. The primary reason for the $504,000 decrease was the accrual of interest expense of $725,000 in fiscal 1999 related to an income tax assessment, as more fully described below.

     The provision for income taxes was $100,000 for fiscal 2000 compared to $1.2 million for fiscal 1999. Although we do not have an ordinary federal or foreign income tax liability on our current income due to the existence and utilization of net operating loss carryforwards for U.S. and United Kingdom income tax purposes, we are subject to certain state taxes and the alternative minimum taxation regulations of the U.S. federal and California tax codes. The income tax provision for fiscal 2000 consists of Florida state income tax, as well as U.S. federal and California alternative minimum income taxes. As more fully described in Note 6 to the accompanying consolidated financial statements, in the fourth quarter of fiscal 1999 we accrued income tax expense of $1.1 million relating to tax refunds received in fiscal 1996 which were substantially disallowed by the Internal Revenue Service ("IRS") in fiscal 1999. Also, in the fiscal 1999 fourth quarter, we accrued interest expense of $725,000 relating to the fiscal 1996 income tax refunds, which are repayable to the IRS (see also section entitled "Liquidity and Capital Resources").

     Net loss from continuing operations for fiscal 2000 was $234,000, or $0.10 per diluted share, compared to a net loss from continuing operations for fiscal 1999 of $2.8 million, or $1.60 per diluted share.


RECENT ACCOUNTING PRONOUNCEMENTS

     See discussion in Note 1 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are our cash and cash equivalents, which amounted to $224,000 at the end of fiscal 2001, and amounts available under our bank lines of credit. During fiscal 2001, cash and cash equivalents decreased by $308,000. This decrease resulted from purchases of equipment of $500,000 and payments of debt of $3.0 million, offset by cash provided by operations of $3.2 million.

     Cash provided by operating activities of $3.2 million for fiscal 2001 was attributable primarily to income before depreciation and amortization of $4.8 million and decreases of $1.2 million in accounts receivable and $2.3 million in costs and estimated earnings in excess of billings, offset by an increase in inventories of $918,000 and a decrease in accounts payable of $2.9 million. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2001 are expected to be billed and collected within 180 days of that date.

     Net cash used in investing activities was $487,000 for fiscal 2001 compared to net cash provided by investing activities of $603,000 for fiscal 2000. We utilized cash of $506,000 and $2.2 million for capital expenditures for fiscal 2001 and 2000, respectively. In addition, in fiscal 2000, we received proceeds of $2.7 million from the sale of our discontinued operation. Our operating units require continuing investment in plant and equipment to remain competitive as technology evolves and to increase production capacity to accommodate business growth and expansion. Capital expenditures, including financed amounts by capital leases, during fiscal years 2001, 2000 and 1999, were approximately $3.1 million, $3.4 million, and $3.4 million, respectively. We anticipate that additional expenditures of as much as $3.1 million may be made in fiscal 2002, primarily to expand production capacity at our Thousand Oaks and San Diego plants. A substantial portion of these capital expenditures is expected to be financed by equipment leases and/or installment loans.

     Net cash used in financing activities was $3.0 million for fiscal 2001 due mainly to net repayments of bank lines of credit and repayments of long term-debt. Net cash provided by financing activities in fiscal 2000 was $2.6 million due to net proceeds from bank lines of credit, offset by repayments of long-term debt. As further discussed in Note 5 to the accompanying audited consolidated financial statements, we have bank lines of credit to finance the working capital requirements of our domestic and foreign operations. At June 30, 2001, we had approximately $4.6 million available to borrow under our bank lines of credit.

      At June 30, 2001, we had a credit facility for our domestic operating units, which consisted of a $10 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at either the bank's prime rate or a LIBOR-base rate of LIBOR plus 2.50%. At June 30, 2001, borrowings outstanding under this credit facility amounted to $4.6 million and the effective weighted average interest rate was 6.73%. The line of credit agreement contains certain financial covenants, with which we were in compliance at June 30, 2001. Our available borrowing capacity as of June 30, 2001 was approximately $4.2 million. This credit facility expires on October 6, 2001.

     On September 24, 2001, we entered into a new credit facility to replace the aforementioned facility. This new credit facility consists of a $16 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement will bear interest at either the bank's prime rate (6.00% as of September 24, 2001) or a eurodollar-base rate (2.64% as of September 24, 2001) plus 1.75%. The credit facility matures September 25, 2003. Accordingly, amounts outstanding under our credit facility have been classified as long-term. In addition, the new credit facility provides a $3.6 million equipment term loan to finance our capital expenditures. Each advance will have a five year term at either the bank's prime rate, a fixed rate set at closing, or at Eurodollar plus 1.75%.

     We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 70% of eligible receivables or 2,250,000 British pounds sterling (approximately $3,150,000 at June 30, 2001), and bears interest at the bank's base rate (5.25% at June 30, 2001) plus 2.00%. At June 30, 2001, borrowings outstanding under this credit facility amounted to approximately $1.5 million and the amount available to borrow based on the advance rate against receivables was approximately $329,000. The credit facility agreement with Ulster Bank Markets expires on November 30, 2001. Management expects the facility to be renewed for another year in the ordinary course of business.

     At June 30, 2001, the ratio of current assets to current liabilities was
1.9 to 1.0 compared to 1.3 to 1.0 at June 30, 2000. At June 30, 2001, we had $13.4 million of working capital. At June 30, 2001, we had long-term borrowings of $10.4 million compared to $5.0 million at June 30, 2000. The increase in long-term borrowings was due to $4.6 million associated with our bank line of credit maturing in two years, as discussed above, and also due to purchases of capital equipment, as described above.

     SMTEK San Diego moved into a new leased facility in Poway, California, near the city of San Diego, on July 16, 2001. The new facility is approximately 45,000 square feet. The former facility was located in El Cajon, another city near San Diego. The former facility was approximately 20,000 square feet. The former facility has, at present, no tenant. We may exercise our yearly termination right in the early fall of 2001, under the lease, if we are unable to find a subtenant.

     SMTEK Thousand Oaks is planning to move before the end of calendar year 2001 to a remodeled facility in Moorpark, California, which is near Thousand Oaks. The new facility is approximately 115,500 square feet. The current facility is approximately 45,000 square feet. The current facility lease is being marketed for a subtenant. The lease does not expire until May 31, 2004. We currently expect to sublease the Thousand Oaks facility. If we are unable to find a subtenant, we will be responsible for cost and expenses associated with holding a vacant building in addition to amounts under the lease agreements.

     As more fully described in Note 6 to the accompanying consolidated financial statements, at June 30, 2001, we have a federal tax assessment liability of approximately $1.1 million and a related accrued interest liability of approximately $900,000, which amounts reflect the results of a tentative settlement with the IRS Appeals Division in March 2001. Upon finalization of the settlement, we intend to seek an installment payment plan with the IRS.

     Management believes that our cash resources and borrowing capacity on its working capital lines of credit are sufficient to fund operations for at least the next 12 months.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, and short-term and long-term debt. At June 30, 2001, the carrying amount of long-term debt (including the current portion thereof but excluding the bank lines of credit) was $7.9 million and the fair value was $7.4 million. The carrying values of our other financial instruments approximated their fair values. The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues. See Note 5 to the accompanying consolidated financial statements for maturities of long-term debt for the next five years. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $75,000.

     It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. We did not have any open foreign currency forward exchange contracts at June 30, 2001.

     A portion of our operations consists of an investment in a foreign operating unit. As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.

                           INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
SMTEK International, Inc.:

We have audited the accompanying consolidated balance sheets of SMTEK International, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income (loss) for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SMTEK International, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP


Los Angeles, California
August 10, 2001,
except as to the second
paragraph of Note 5,
which is as of
September 24, 2001

                    SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                          (In thousands except share amounts)

                                                                       June 30,
                                                               ----------------------
                                                                  2001         2000
                                                               ---------    ---------
             Assets
Current assets:
   Cash and cash equivalents                                   $    224     $    532
   Accounts receivable, less allowance
     for doubtful accounts of $407 and $151                      11,905       13,365
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                         7,965       10,257
   Inventories, net                                               6,833        6,095
   Prepaid expenses                                                 745          180
                                                               --------     --------
          Total current assets                                   27,672       30,429
                                                               --------     --------
Property, equipment and improvements, net of
   accumulated depreciation and amortization                      7,319        6,691
Other assets                                                        941        1,408
                                                               --------     --------
                                                               $ 35,932     $ 38,528
                                                               ========     ========
    Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of bank lines of credit payable             $  1,468     $  7,583
   Current portion of long-term debt                              2,109        2,106
   Accounts payable                                               6,161        9,240
   Other accrued liabilities                                      4,556        5,127
                                                               --------     --------
          Total current liabilities                              14,294       24,056
                                                               --------     --------
Long-term liabilities:
   Long-term bank lines of credit payable                         4,638          -
   Long-term debt                                                 5,780        4,997
                                                               --------     --------
          Total long-term liabilities                            10,418        4,997
                                                               --------     --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value;  1,000,000 shares
    authorized; no shares issued or outstanding                     -            -
   Common Stock, $.01 par value; 3,750,000 shares
    authorized; 2,282,339 and 2,272,012 shares issued
    and outstanding in 2001 and 2000, respectively                   23           23
   Additional paid-in capital                                    37,018       36,972
   Accumulated deficit                                          (25,632)     (27,430)
   Accumulated other comprehensive loss                            (189)         (90)
                                                               --------     --------
          Total stockholders' equity                             11,220        9,475
                                                               --------     --------
                                                               $ 35,932     $ 38,528
                                                               ========     ========



            See accompanying notes to consolidated financial statements.

                       SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
                        (In thousands except per share amounts)

                                                     Year ended June 30,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
Revenues                                        $91,148    $70,252    $51,175
Cost of goods sold                               80,060     62,260     44,605
                                                -------    -------    -------
Gross profit                                     11,088      7,992      6,570
                                                -------    -------    -------
Operating expenses:
   Administrative and selling                     7,141      5,783      5,375
   Goodwill amortization                            670      1,304      1,284
                                                -------    -------    -------
Total operating expenses                          7,811      7,087      6,659
                                                -------    -------    -------
Operating income (loss)                           3,277        905        (89)
                                                -------    -------    -------
Non-operating income (expense):
   Interest income                                   26        166         96
   Interest expense                              (1,463)    (1,057)    (1,700)
   Other income (expense), net                      (84)      (148)        61
                                                -------    -------     -------
Total non-operating expense                      (1,521)    (1,039)    (1,543)
                                                -------    -------     -------
Income (loss) from continuing
  operations before income taxes                  1,756       (134)    (1,632)
Income tax provision (benefit)                      (42)       100      1,202
                                                -------    -------    -------
Income (loss) from continuing operations          1,798       (234)    (2,834)
Income from discontinued operations,
  net of tax                                        -          254        339
Loss on sale of discontinued operations,
  net of tax                                        -         (661)       -
                                                -------    -------    -------
Net income (loss)                               $ 1,798    $  (641)   $(2,495)
                                                =======    =======    =======

Basic earnings (loss) per share:
  Income (loss) from continuing operations      $  0.79    $ (0.10)   $ (1.60)
  Income from discontinued operations               -         0.11       0.19
  Loss on sale of discontinued operations           -        (0.29)       -
                                                -------    -------    -------
    Net income (loss)                           $  0.79    $ (0.28)   $ (1.41)
                                                =======    =======    =======

Diluted earnings (loss) per share:
  Income (loss) from continuing operations      $  0.76    $ (0.10)   $ (1.60)
  Income from discontinued operations               -         0.11       0.19
  Loss on sale of discontinued operations           -        (0.29)       -
                                                -------    -------    -------
    Net income (loss)                           $  0.76    $ (0.28)   $ (1.41)
                                                =======    =======    =======

Shares used in computing basic and
  diluted earnings (loss) per share:
    Basic                                         2,277      2,270      1,771
                                                =======    =======    =======
    Diluted                                       2,379      2,270      1,771
                                                =======    =======    =======

            See accompanying notes to consolidated financial statements.

                         SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                                    (In thousands)

                                                            Year ended June 30,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Cash flows from operating activities:
  Net income (loss)                                    $ 1,798    $  (641)   $(2,495)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                       2,987      3,340      3,418
     Loss on sale of discontinued operations               -          661        -
     (Increase) decrease in accounts receivable          1,166     (5,104)      (412)
     (Increase) decrease in costs and estimated
       earnings in excess of billings on
       uncompleted contracts                             2,291     (4,019)    (1,453)
     Increase in inventories                              (918)    (1,056)    (3,088)
     Increase (decrease) in accounts payable            (2,875)      (927)     3,977
     Increase (decrease) in other accrued liabilities     (535)         6      1,331
     Other, net                                           (703)        55       (127)
                                                       -------    -------    -------
Net cash provided by (used in) operating activities      3,211     (7,685)     1,151
                                                       -------    -------    -------

Cash flows from investing activities:
  Capital expenditures                                    (506)    (2,241)    (1,633)
  Net proceeds from sale of discontinued operations        -        2,689        -
  Proceeds from sale of assets                              19        155        158
  Acquisition of subsidiary, net of cash acquired          -          -         (113)
                                                       -------    -------    -------
Net cash provided by (used in) investing activities       (487)       603     (1,588)
                                                       -------    -------    -------

Cash flows from financing activities:
  Proceeds from (repayments of) bank lines of credit    (1,309)     3,806       (481)
  Repayments of long-term debt                          (1,741)    (1,498)    (2,905)
  Proceeds from issuance of Common Stock, net              -          -        4,463
  Proceeds from the exercise of stock options               22        -          -
  Proceeds from foreign government grants                  -          247        -
                                                       -------    -------    -------
Net cash provided by (used in) financing activities     (3,028)     2,555      1,077
                                                       -------    -------    -------

Effect of exchange rate changes on cash                     (4)        62        (56)
                                                       -------    -------    -------

Increase (decrease) in cash and cash equivalents          (308)    (4,465)       584
Cash and cash equivalents at beginning of year             532      4,997      4,413
                                                       -------    -------    -------
Cash and cash equivalents at end of year               $   224    $   532    $ 4,997
                                                       =======    =======    =======

Supplemental cash flow information:
  Interest paid                                        $ 1,179    $ 1,076    $ 1,025
  Income taxes paid                                    $   194    $   823    $    25
Non-cash investing activities:
  Capital expenditures financed by lease
    obligations and notes payable                      $ 2,591    $ 1,110    $ 1,793
  Other                                                $    25    $    89    $   148


            See accompanying notes to consolidated financial statements.

                      SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                       Years ended June 30, 2001, 2000 and 1999
                         (In thousands except share amounts)

                                  Common Stock                             Accumulated
                                ---------------  Additional                   other          Total
                                           Par    paid-in    Accumulated  comprehensive  stockholders'
                                Shares    value   capital      deficit    income (loss)     equity
                               ---------  -----  ----------  -----------  -------------  -------------
Balance at June 30, 1998       1,704,406   $17    $32,483     $(24,294)       $(650)        $ 7,556

Comprehensive loss:
 Net loss                            -       -        -         (2,495)         -            (2,495)
 Foreign currency
  translation adjustments            -       -        -            -           (228)           (228)
                               ---------   ---    -------     --------        -----         -------
   Total comprehensive loss          -       -        -         (2,495)        (228)         (2,723)
Sale of Common Stock             562,500     6      4,457          -            -             4,463
Other                                549     -          8          -            -                 8
                               ---------   ---    -------     --------        -----         -------
Balance at June 30, 1999       2,267,455    23     36,948      (26,789)        (878)          9,304

Comprehensive income:
 Net loss                            -       -        -           (641)         -              (641)
 Foreign currency
  translation adjustments            -       -        -            -             32              32
 Reclassification of foreign
  currency translation
  adjustments included in
  loss on sale of discontinued
  operations                         -       -        -            -            756             756
                               ---------   ---    -------     --------        -----         -------
    Total comprehensive income       -       -        -           (641)         788             147
Other                              4,557     -         24          -            -                24
                               ---------   ---    -------     --------        -----         -------
Balance at June 30, 2000       2,272,012    23     36,972      (27,430)         (90)          9,475

Comprehensive income:
 Net income                          -       -        -          1,798          -             1,798
 Foreign currency
  translation adjustments            -       -         -            -           (99)            (99)
                               ---------   ---    -------     --------        -----         -------
    Total comprehensive income       -       -        -          1,798          (99)          1,699
Other                             10,327     -         46          -            -                46
                               ---------   ---    -------     --------        -----         -------
Balance at June 30, 2001       2,282,339   $23    $37,018     $(25,632)       $(189)        $11,220
                               =========   ===    =======     ========        =====         =======



















See accompanying notes to consolidated financial statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     SMTEK International, Inc. (the "Company," "we," "us" or "our") is an electronics manufacturing services ("EMS") provider to original equipment manufacturers ("OEMs") primarily in the industrial and instrumentation, medical, telecommunications, financial services automation and aerospace and defense industries. We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry.

     We have four wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK Thousand
Oaks), located in Thousand Oaks, California; Technetics, Inc. (dba SMTEK San Diego), located in San Diego, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; and SMTEK Europe Limited, located in Craigavon, Northern Ireland.

     On November 12, 1999, we sold our printed circuit board ("PCB") operation, Irlandus Circuits Ltd. ("Irlandus"). The results of operations of Irlandus, which represented a separate segment of our business, are shown as a discontinued operation for all periods presented in the accompanying consolidated financial statements. See Note 2 for additional details of this transaction.

     As more fully described in Note 3, our acquisition of Technetics, Inc. on January 29, 1999 was accounted for under the purchase method of accounting, and the results of operations of this business have been included in the consolidated financial statements since the date of acquisition.

     Certain reclassifications have been made to the fiscal year 2001 and 2000 financial statements to conform with the fiscal year 2001 financial statement presentation. Such reclassifications had no effect on our results of operations or stockholders' equity.

ACCOUNTING PERIOD

     We utilize a 52-53 week fiscal year ending on the Friday closest to June 30 which, for fiscal years 2001, 2000, and 1999, fell on June 29, June 30, and July 2, respectively. In these consolidated financial statements, the fiscal year-end for all years is shown as June 30 for clarity of presentation, except where the context dictates a more specific reference to the actual year-end date. Fiscal 2001, 2000 and 1999 consisted of 52 weeks.

CASH EQUIVALENTS

     For financial reporting purposes, cash equivalents consist primarily of money market instruments and bank certificates of deposit that have original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 2001, the carrying amount of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short maturity of those instruments. At June 30, 2001 and 2000, the carrying amount of long-term debt (including the current portion thereof but excluding the bank lines of credit) was $7.9 million and $7.1 million, respectively, and the fair value was $7.4 million and $6.6 million, respectively. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. All financial instruments are held for purposes other than trading.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of money market instruments and trade receivables. We invest our excess cash in money market instruments and certificates of deposit with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one issuer.

     Concentrations of credit risk with respect to trade receivables exist because our EMS operations rely heavily on a relatively small number of customers. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses and such losses, to date, have been within management's expectations.

INVENTORIES

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. Inventories consist of the following (in thousands):

                                                      June 30,
                                                 ------------------
                                                  2001        2000
                                                 ------      ------
Raw materials                                    $3,929      $3,894
Work in process                                   2,700       2,129
Finished goods                                      204          72
                                                 ------      ------
     Total inventories                           $6,833      $6,095
                                                 ======      ======

LONG-LIVED ASSETS

     Property, equipment and improvements are stated at cost. Depreciation and amortization are computed on the straight-line method. The principal estimated useful lives are: buildings - 20 years; improvements - 10 to 18 years; and plant, office and other equipment - 3 to 7 years. Property, equipment and improvements acquired by our foreign operating unit are recorded net of capital grants received from the Industrial Development Board ("IDB") for Northern Ireland. Fixed assets consist of the following (in thousands):

                                                          June 30,
                                                   --------------------
                                                     2001        2000
                                                   --------    --------
Buildings and improvements                         $  2,827    $  2,758
Plant equipment                                      13,691      12,875
Office and other equipment                            2,614       2,307
Less accumulated depreciation and amortization      (11,813)    (11,249)
                                                   --------    --------
     Total property, equipment and improvements    $  7,319    $  6,691
                                                   ========    ========

     Goodwill represents the excess of acquisition cost over the fair value of net assets of a purchased business, and is being amortized over 5 to 15 years. Goodwill of $457,000 and $1.1 million is included in "Other assets" at June 30, 2001 and 2000, respectively.

     The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and if future undiscounted cash flows are believed insufficient to recover the remaining carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified.

REVENUE AND COST RECOGNITION

     All of our subsidiaries, except for our Thousand Oaks subsidiary, recognize revenues and cost of sales upon shipment of products. We ship products FOB shipping point and accordingly, title and risk of ownership pass to the customer upon shipment.

     The Thousand Oaks facility has historically generated a significant portion of its revenue through long-term contracts with suppliers of electronic components and products. Consequently, this operating unit uses the percentage of completion method to recognize revenues and cost of sales. Percentage of completion is determined on the basis of costs incurred to total estimated costs. Contract costs include direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs are charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to cost of goods sold. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The objective of SAB No. 101 is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. We adopted SAB No. 101 in the fourth quarter of fiscal year 2001. The adoption of SAB No. 101 did not have a material impact on our financial position or results of operations.

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. In estimating future tax consequences, all expected future events other than enactments of changes in tax law or statutorily imposed rates are considered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to their estimated realizable amount.

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings (losses).

FOREIGN CURRENCY TRANSLATION

     The financial statements of our foreign operating unit have been translated into U.S. dollars from its functional currency, British pounds sterling, in the accompanying consolidated financial statements. Balance sheet amounts have been translated at the exchange rate on the balance sheet date and income statement amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is recorded as a component of stockholders' equity.

     In the normal course of business, our Northern Ireland subsidiary enters into transactions denominated in European currencies other than British pounds sterling. As a result, we are subject to transaction and translation exposure from fluctuations in foreign currency exchange rates. We do not enter into speculative foreign currency transactions. At June 30, 2001 and 2000, we did not have any open foreign currency forward contracts.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied. In accordance with APB Opinion No. 25 and related interpretations, compensation expense would generally be recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as for all purchase method business combinations completed after June 30, 2001. In addition, SFAS No. 141 specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 must be adopted in fiscal years beginning after December 15, 2001, as of the beginning of the year. Companies with fiscal years beginning after March 15, 2001, may adopt early provided that first quarter financial statement have not been issued. We are assessing the impact of SFAS No. 142.


NOTE 2 - DISCONTINUED OPERATIONS

     On November 12, 1999, we sold Irlandus, our PCB fabrication operation in Northern Ireland. The purchase price was negotiated on an arms length basis between us and the purchaser, a management buy-out team. The gross sales proceeds in the aggregate amount of 2.8 million British pounds sterling (approximately $4.5 million) consisted of a cash dividend of 500,000 British pounds sterling paid by Irlandus just prior to closing and cash of 2.3 million British pounds sterling paid by the purchaser at closing. After giving consideration to disposal costs and the cash of approximately $1.5 million which stayed with the divested operation, the net cash proceeds of this transaction amounted to approximately $2.7 million.

     Irlandus was the sole operating unit comprising our PCB segment. Accordingly, operating results for Irlandus have been presented in the accompanying consolidated statements of operations as a discontinued operation, and are summarized as follows (in thousands):

                                                    Year Ended June 30,
                                                    -------------------
                                                     2000         1999
                                                    ------       ------
Net sales                                           $3,383       $8,908
Operating income                                    $  131       $  112
Income from discontinued operations, net of tax     $  254       $  339

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
                                                         =======

     The loss on sale of Irlandus, shown in the accompanying consolidated statements of operations, stockholders' equity and comprehensive income
(loss) and cash flows as "Loss on sale of discontinued operations", is comprised as follows (in thousands):

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
                                                         =======

     Prior to the sale, Irlandus had an accumulated foreign currency translation loss of $756,000, which was carried as a reduction of consolidated stockholders' equity. In accordance with SFAS No. 52, "Foreign Currency Translation," this amount has been included in the determination of the loss on sale of discontinued operations and in accordance with SFAS No. 130, "Reporting Comprehensive Income," an equal and offsetting amount is reported as other comprehensive income in the accompanying consolidated statements of operations and consolidated statements of stockholders' equity and comprehensive income (loss).


NOTE 3 - ACQUISITIONS

TECHNETICS, INC. - PURCHASE METHOD

     On January 29, 1999, we acquired 100% of the outstanding stock of Technetics, Inc. ("Technetics"), an EMS provider located in San Diego, California. The purchase price of $319,000 was paid in cash of $275,000 and a note of $44,000 bearing interest at 8.0% due in quarterly installments through July 2002. In addition, acquisition costs of $48,000 were incurred. The acquisition was accounted for using the purchase method of accounting.
In accordance with APB Opinion No. 16, the total investment made in Technetics of $367,000 was allocated to the acquired net liabilities at their estimated fair values at the acquisition date, which resulted in the recognition of goodwill of $543,000. The goodwill arising from this transaction is being amortized over 15 years. The operations of this facility have been included in the consolidated financial statements since the date of acquisition.


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

                                                           June 30,
                                                    ----------------------
                                                       2001         2000
                                                    ---------    ---------
Costs incurred to date on uncompleted contracts     $ 82,929     $ 56,381
Estimated earnings based on percentage
   of completion                                      10,643        6,889
                                                    --------     --------
                                                      93,572       63,270
Less:  billings to date                              (85,607)     (53,013)
                                                    --------     --------
     Total costs and estimated earnings in
       excess of billings on uncompleted contracts  $  7,965     $ 10,257
                                                    ========     ========


NOTE 5 - FINANCING ARRANGEMENTS

BANK CREDIT AGREEMENTS

      At June 30, 2001, we had a credit facility for our domestic operating units, which consisted of a $10 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at either the bank's prime rate or a LIBOR-base rate of LIBOR plus 2.50%. At June 30, 2001, borrowings outstanding under this credit facility amounted to $4.6 million and the effective weighted average interest rate was 6.73%. The line of credit agreement contains certain financial covenants, with which we were in compliance at June 30, 2001. Our available borrowing capacity as of June 30, 2001 was approximately $4.2 million. This credit facility expires on October 6, 2001.

     On September 24, 2001, we entered into a new credit facility to replace the aforementioned facility. This new credit facility consists of a $16 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement will bear interest at either the bank's prime rate (6.00% as of September 24, 2001) or a eurodollar-base rate (2.64% as of September 24, 2001) plus 1.75%. The credit facility matures September 25, 2003. Accordingly, amounts outstanding at June 30, 2001 under our credit facility have been classified as long-term.
In addition, the new credit facility provides a $3.6 million equipment term loan to finance our capital expenditures. Each advance will have a five year term at either the Bank's prime rate, a fixed rate set at closing, or at Eurodollar plus 1.75%.

     We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 70% of eligible receivables or 2,250,000 British pounds sterling (approximately $3,150,000 at June 30, 2001), and bears interest at the bank's base rate (5.25% at June 30, 2001) plus 2.00%. At June 30, 2001, borrowings outstanding under this credit facility amounted to approximately $1.5 million and the amount available to borrow based on the advance rate against receivables was approximately $329,000. The credit facility agreement with Ulster Bank Markets expires November 30, 2001. Management expects the facility to be renewed for another year in the ordinary course of business.

LONG-TERM DEBT

     Long-term debt, other than the bank line of credit, consists of the following (in thousands):

                                                                June 30,
                                                          -------------------
                                                           2001        2000
                                                          -------     -------
Mortgage note secured by real property at the
 Northern Ireland operations, with interest at
 variable rates (6.88% and 7.38% at June 30, 2001
 and 2000, respectively), payable in semiannual
 installments through 2009                                $   637     $   747

Notes payable secured by equipment, interest
 at 3.90% to 9.65%, payable in monthly
 installments through June 2011                             1,926         804

Capitalized lease obligations                               2,283       2,081

8-1/2% Convertible Subordinated Debentures, due 2008,
 interest payable semi-annually and convertible at
 holders' option at a price of $212.50 per share at
 any time prior to maturity                                 1,580       1,580

7% Convertible Subordinated Debentures, repaid on
 May 15, 2001, interest payable semi-annually and
 convertible at holders' option at a conversion price
 of $40.00 per share at any time prior to maturity            -           353

Obligations to former officers, employees and directors
  under consulting and deferred fee agreements                989         951

Other                                                         474         587
                                                          -------     -------
                                                            7,889       7,103
Less current maturities                                     2,109       2,106
                                                          -------     -------
     Total long-term debt                                 $ 5,780     $ 4,997
                                                          =======     =======

     The aggregate amounts of minimum maturities of other long-term debt for the indicated fiscal years (other than capitalized lease obligations) are as follows (in thousands):

             Fiscal 2002         $1,331
             Fiscal 2003            622
             Fiscal 2004            565
             Fiscal 2005            568
             Fiscal 2006            307
             Thereafter           2,213
                                 ------
                                 $5,606
                                 ======

     In March 1996, we entered into a settlement agreement with certain of our former officers, key employees and directors (the "Participants") to restructure our outstanding obligations under several consulting programs and deferred fee arrangements, which had provided for payments to the Participants after their retirement from us or from our Board of Directors. Under terms of the settlement, the Participants agreed to relinquish all future payments due them under these consulting programs and deferred fee arrangements in return for an aggregate of 29,793 Common Stock purchase warrants, Series G. We are obligated to pay the Participants $50.00 for each warrant which remained unexercised on the June 1, 1998 warrant expiration date, payable in semiannual installments over two to ten years. We have recorded a liability for the present value of these future payments, which amounted to $989,000 and $951,000 at June 30, 2001 and 2000, respectively.

LEASE COMMITMENTS

     Future minimum lease payments at June 30, 2001 were as follows (in thousands):

                                                 Capital     Operating
                                                 leases       leases
                                                 -------     ---------
Fiscal 2002                                      $  917       $1,128
Fiscal 2003                                         709        1,109
Fiscal 2004                                         595        1,056
Fiscal 2005                                         298          656
Fiscal 2006                                         106          591
Thereafter                                          -          2,952
                                                 ------       ------
Total                                             2,625       $7,492
                                                              ======
Less:  interest expense                            (342)
                                                 ------
Present value of minimum lease payments          $2,283
                                                 ======

     In July 2001, our Thousand Oaks operation entered into a ten year lease to move into a remodeled facility in Moorpark, California before the end of calendar year 2001. The lease terminates in March 2012 and we have an option to purchase the building in March 2007. Monthly rent is approximately $75,000 a month, however, from August 2001 through February 2002, the aggregate rental expense will be approximately $158,000.

     The capitalized cost of the related assets (primarily plant equipment), which are pledged as security under the capital leases, was $3.9 million and $3.8 million at June 30, 2001 and 2000, respectively. Accumulated amortization on assets under capital leases amounted to $1.3 million and $1.5 million at June 30, 2001 and 2000, respectively.

     Rental expense for operating leases amounted to $717,000, $756,000, and $680,000 for fiscal 2001, 2000 and 1999, respectively.


NOTE 6 - INCOME TAXES

     In connection with the filing of our federal income tax return for fiscal year 1995, and acting on advice of our tax advisor, we filed for a refund to carry back losses described in Section 172(f) of the Internal Revenue Code of 1986, as amended (the "IRC"). Section 172(f) of the IRC provides for a ten year net operating loss ("NOL") carryback for specific losses attributable to (1) a product liability or (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. As a result of these refund filings, in September and October 1995 we received federal income tax refunds totaling $1.9 million, net of costs associated with applying for such refunds, and recognized an income tax benefit of $1.1 million in the quarter ended December 31, 1995. The balance of the net refunds received, $761,000, was recorded as income taxes payable, pending resolution by the Internal Revenue Service ("IRS") of the appropriateness and the amount of the 172(f) carryback.

     Beginning in May 1997, we came under IRS audit with respect to such refund claims. In September 1998, we received tax deficiency notices from the IRS in which the IRS advised us that it was disallowing substantially all of the tax refunds received by us in 1995 which had been recorded as an income tax benefit. In January 1999, the Company and its tax advisor filed a protest letter with the IRS to appeal the disallowance. Subsequent to filing the protest letter, the U.S. Tax Court upheld the disallowance of refund claims made by another taxpayer involving Section 172(f) issues similar to those on which we had based certain of its refund claims. Accordingly, in the fourth quarter of fiscal 1999 we recorded income tax expense, net of fee amounts refunded to us from its tax advisor, of $1.1 million plus accrued interest expense of $725,000. Additional interest expense at a rate of 11.0% has been accrued since June 30, 1999.

     In connection with the IRS audit, and the subsequent internal review by us, we determined that the net refund of $761,000 which had been received in 1995, and which was recorded as income taxes payable upon receipt, needed to be returned to the IRS. Accordingly, on July 30, 1999, we repaid this amount to the IRS plus accrued interest of $272,000.

     In March 2001, we reached a tentative settlement with the Appeals Division of the IRS concerning the Section 172(f) issues. As a result of negotiations with the IRS during fiscal 2001, we recognized an income tax benefit of $218,000. After giving effect to this adjustment, our federal tax liability associated with this assessment is approximately $1.1 million and accrued interest thereon is approximately $900,000. Upon finalization of the settlement, we intend to seek an installment payment plan with the IRS.

     Income tax provision (benefit), all current, consists of the following (in thousands):
                                           Year ended June 30,
                                        -------------------------
                                        2001      2000      1999
                                        -----     ----     ------
                 Federal                $(153)    $ 38     $1,110
                 State                    111       62         92
                                        -----     ----     ------
                                        $ (42)    $100     $1,202
                                        =====     ====     ======

     Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

                                                     June 30,
                                               ---------------------
                                                  2001        2000
                                               ---------   ---------
Deferred tax assets:
  Accrued employee benefits                    $    593    $    471
  Reserves and allowances                           797         685
  Domestic NOL carryforwards                     12,876      11,983
  Foreign NOL carryforwards                       1,092       1,017
  Alternative minimum tax credits                   164         104
  Other                                             106          29
                                               --------    --------
Total deferred tax assets                        15,628      14,289

Deferred tax liabilities:
  Depreciation                                      (98)       (100)
                                               --------    --------
  Net deferred tax assets before allowance       15,530      14,189
  Less valuation allowance                      (15,530)    (14,189)
                                               --------    --------
Net deferred tax assets after allowance        $    -      $    -
                                               ========    ========

     In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future domestic and foreign taxable income of approximately $35.5 million and $3.1 million, respectively, prior to the expiration of the NOL carryforwards. Based on the level of historical losses, management believes that it does not have the basis to conclude that it is more likely than not that the deferred tax assets will be realized, and therefore, has recorded a 100% valuation allowance to offset the net deferred tax assets. The valuation allowance was $15.5 million and $14.2 million as of June 30, 2001 and 2000, respectively. The net change in the total valuation allowance for the years ended June 30, 2001 and 2000 was an increase (decrease) of $1.3 million and ($4.5 million), respectively.


     The provision for income taxes for continuing operations differs from an amount computed using the statutory federal income tax rate as follows (in thousands):

                                                      Year ended June 30,
                                                -----------------------------
                                                 2001       2000       1999
                                                -------    -------    -------
Federal tax benefit computed at
  statutory rate                                $  597     $  (46)    $ (555)
State income tax, net of federal benefit            33         59         61
Amortization of goodwill                           228        443        437
Expiration of unutilized NOL carryforwards         -          472        -
Net change in valuation allowance                1,341       (835)       119
Reversal of fiscal 1996 income tax benefit         -          -        1,110
Adjustment to the deferred tax assets             (191)       -          -
Reinstatement of NOLs utilized for subsequently
  disallowed Section 172(f) claims              (1,836)       -          -
IRS refund                                        (218)       -          -
Other                                                4          7         30
                                                ------     ------     ------
Income tax provision (benefit) from
  continuing operations                         $  (42)    $  100     $1,202
                                                ======     ======     ======

     The provision for income tax related to discontinued operations in fiscal 2000 was $72,000.

     The provision for income tax related to discontinued operations includes a reduction in the valuation allowance of $3.6 million and $115,000 for the years ended June 30, 2000 and 1999, respectively.

     As of June 30, 2001, we had U.S. federal NOL carryforwards of approximately $35.5 million, expiring in 2005 through 2018, and state NOL carryforwards of $18.0 million, expiring in 2002 through 2012. At June 30, 2001, the NOL carryforward for federal alternative minimum tax purposes was approximately $27.0 million.

     Our ability to use our NOL carryforwards to offset future taxable income may be subject to annual limitations due to certain substantial stock ownership changes, which have occurred in the current and prior years. We maintain an ongoing analysis to determine if the future utilization of the NOLs will be limited due to these ownership changes.

     Pretax income (loss) from foreign continuing operations for fiscal 2001, 2000 and 1999 was ($208,000), ($627,000) and $45,000, respectively. Income of our Northern Ireland subsidiary is sheltered by operating loss carryforwards for United Kingdom income tax purposes (the "U.K. NOL"). The current income tax benefit from the U.K. NOL was $0 for all three fiscal years, and has been treated as a reduction in the provision for income taxes. At June 30, 2001, the U.K. NOL amounted to approximately $3.1 million. Substantially all of these NOLs from prior years of our Northern Ireland subsidiary can be carried forward for an indefinite period of time to reduce future taxable income.

NOTE 7 - STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

     We have in effect several stock-based plans under which non-qualified and incentive stock options and restricted stock awards have been granted to employees and directors. Subject to the discretion of the Board of Directors (the "Board"), employee stock options generally become exercisable over a period of two to three years as determined by the Board, and generally have a 10-year exercise term when granted.

     The exercise price of all incentive stock options must be equal to or greater than the market value of the shares on the date of grant. The exercise price of non-statutory stock options must be at least 85% of the market value of the Common Stock on the date of grant.

     Under our Amended and Restated 1998 Non-Employee Directors Stock Plan, each eligible director receives Company securities (Common Stock or stock options) valued at $1,000 for attendance at each Board meeting and $500 for attendance at each Board committee meeting. Additionally, annually beginning in fiscal 2000, each non-employee director will receive Company securities with a fair market value of $12,000 and beginning in fiscal 2001, each non-employee director will be granted 5,000 stock options upon initial election or re-election to the board of directors. In fiscal 2001 and 2000, options to purchase a total of 43,341 and 14,855 shares, respectively, were granted to our non-employee directors at exercise prices ranging from $3.75 to $8.20 in 2001 and $3.63 to $3.88 in 2000. Annually, each non-employee director makes an election to receive director compensation in the form of Common Stock or stock options. The fair value of Common Stock issued in connection with these director compensation plans is equal to the market value of Common Stock on the grant date. The fair value of stock options granted in connection with these director plans is determined using the Black-Scholes option pricing model (as discussed in more detail below) using data and assumptions as of the grant date. The exercise price of all stock options is equal to the market value at the date of grant. In fiscal 2001, 2000 and 1999, we recorded expense of $20,000, $18,000 and $8,000, respectively, and issued 4,327, 4,557 and 549 shares, respectively, related to the issuance of Common Stock for director compensation.


     Activity under the employee and non-employee director stock option plans for fiscal years 2001, 2000 and 1999 was as follows:

                                                     Weighted average exercise
                                         Shares           price per share
                                        ---------    -------------------------
Shares under option, June 30, 1998       117,394               $23.40

  Granted                                130,766                 9.40
  Expired or canceled                   (114,969)               23.02
                                        --------
Shares under option, June 30, 1999       133,191               $ 9.89

  Granted                                209,205                 3.79
  Expired or canceled                    (38,040)                9.00
                                        --------
Shares under option, June 30, 2000       304,356               $ 5.81

  Granted                                292,741                 4.96
  Expired or canceled                    (17,340)                6.48
  Exercised                               (6,000)                3.71
                                        --------
Shares under option, June 30, 2001       573,757               $ 5.37
                                        ========               ======

     The following table summarizes information about shares under option at June 30, 2001:

                           Outstanding                  Exercisable
                ---------------------------------  ---------------------
                             Expiration  Weighted               Weighted
   Range of                    date      average                average
   exercise       Options     (fiscal    exercise    Options    exercise
    prices      outstanding  year end)    price    exercisable   price
--------------  -----------  ----------  --------  -----------  --------
$ 3.75 -  9.75    288,241       2011      $ 4.97     43,341      $ 4.88
$ 3.38 -  5.75    188,855       2010      $ 3.75     53,854      $ 3.78
$ 6.50 - 16.25     95,161       2009      $ 9.57     84,687      $ 9.68
    $21.25          1,500       2008      $21.25      1,500      $21.25
                  -------                           -------
     Total        573,757                 $ 5.37    183,382      $ 6.90
                  =======                           =======

     At June 30, 2001, under the employee and non-employee director stock option plans there were 172,712 and 123,127 shares, respectively, available for future grants.

STOCK BASED COMPENSATION

     We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation expense has been recognized for our employee stock option plans and awards of options to non-employee directors. Had compensation expense for stock-based awards been determined consistent with SFAS No. 123, our results of operations would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                            Year ended June 30,
                                     --------------------------------
                                       2001         2000       1999
                                        --------      --------     --------
Net income (loss):
  As reported                        $1,798       $ (641)     $(2,495)
  Pro forma                          $1,515       $ (836)     $(3,047)
Basic earnings (loss) per share:
  As reported                        $ 0.79       $(0.28)     $ (1.41)
  Pro forma                          $ 0.67       $(0.37)     $ (1.72)
Diluted earnings (loss) per share:
  As reported                        $ 0.76       $(0.28)     $ (1.41)
  Pro forma                          $ 0.64       $(0.37)     $ (1.72)

     For purposes of this pro forma disclosure, the "fair value" of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999: dividend yield of 0.0% for all years; expected volatility of 75%, 75% and 55% for 2001, 2000 and 1999, respectively; risk-free interest rates ranging from 4.8% to 6.3% for 2001, 5.9% to 6.7% for 2000 and 4.1% to 5.7% for 1999; and expected lives of five years for all years.

     The weighted average fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was $4.35, $2.53 and $4.99, respectively.

WARRANTS

     On February 28, 2001, 1,500,000 Series E warrants expired unexercised. On June 30, 2000, 22,750 Series C warrants, 2,500 Series D warrants and 15,000 Series H warrants expired unexercised.


NOTE 8 - EARNINGS (LOSS) PER SHARE

     Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is dilutive, of our outstanding employee stock options, the 7% Convertible Subordinated Debentures (which are convertible into 8,075 shares of Common Stock at $40.00 per share of Common Stock), and the 8-1/2% Convertible Subordinated Debentures (which are convertible into 7,435 shares of Common Stock at $212.60 per share of Common Stock). The following is a summary of the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):


                                                  Year ended
                                                 June 30, 2001
                                                 -------------

Net income                                         $   1,798
                                                   =========

Weighted average shares:
  Basic weighted average number
    of common shares outstanding                   2,277,111
  Diluted effect of outstanding
    options to purchase                              101,408
                                                   ---------
    Diluted weighted average number
      of common shares outstanding                 2,378,519
                                                   =========
Earnings per share:
  Basic                                            $    0.79
                                                   =========
  Diluted                                          $    0.76
                                                   =========

     Options to purchase approximately 108,000 shares of Common Stock at prices ranging from $7.47 to $21.25 were outstanding at June 30, 2001, but were not included in the computation of diluted earnings per share for fiscal 2001 because the exercise price of these options was greater than the average market price of the Common Stock.

     During the years ended June 30, 2000 and 1999, options and warrants to purchase 420,000 and 248,000 shares of Common Stock, respectively, at prices ranging from $3.38 to $70.00 for fiscal 2000, and $6.50 to $70.00 for fiscal 1999 were outstanding, but were not included in the computation of diluted earnings per share because we had a loss from continuing operations and as such, the options would be antidilutive.

     Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.60 per share at any time prior to maturity and convertible subordinated debentures aggregating $323,000, due on May 15, 2001 and convertible at a price of $40.00 per share at any time prior to maturity, were outstanding during fiscal years 2001, 2000 and 1999, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.


NOTE 9 - OTHER FINANCIAL INFORMATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     Following is our schedule of valuation and qualifying accounts and reserves for fiscal years 2001, 2000 and 1999 (in thousands):

Allowance for Doubtful Accounts:
--------------------------------
                                                   June 30,
                                             --------------------
                                             2001    2000    1999
                                             ----    ----    ----
Balance at beginning of period               $151    $156    $167
Beginning balance of acquired company          -       -       13
Charged to costs and expenses                 302     104      71
Deductions                                    (46)    (82)    (95)
Sale of subsidiary                             -      (27)     -
                                             ----    ----    ----
Balance at end of period                     $407    $151    $156
                                             ====    ====    ====


NOTE 10- COMMITMENTS AND CONTINGENCIES

GOVERNMENT GRANTS

     Pursuant to government grant agreements with the IDB for Northern Ireland, our Northern Ireland operating unit has been reimbursed for a portion of qualifying capital expenditures and for certain employment and interest costs. Approximately $211,000 of the government grants received by this operating unit are subject to repayment in the event that it ceases business, permanently discontinues production, or fails to pay to the IDB any amounts due under its mortgage note payable (Note 5). Management does not expect that we will be required to repay any grants under these provisions.

ENVIRONMENTAL MATTERS

     Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At June 30, 2001, we had a reserve of $431,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.


NOTE 11 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     As more fully described in Note 2, we sold our Northern Ireland operation, which represented a separate segment of our business, and which is shown as a discontinued operation in the consolidated statement of operations and comprehensive income (loss). As such, we now operate in a single business segment--the EMS industry.

     Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

                                              Year ended June 30,
                                      ---------------------------------
                                       2001         2000         1999
                                      -------      -------      -------
Revenues:
  United States                       $73,772      $50,107      $34,247
  Northern Ireland                     17,376       20,145       16,928
                                      -------      -------      -------
     Total                            $91,148      $70,252      $51,175
                                      =======      =======      =======

Long-lived assets:
  United States                       $ 5,997      $ 5,621
  Northern Ireland                      1,779        2,196
                                      -------      -------
     Total                            $ 7,776      $ 7,817
                                      =======      =======

     We had sales to three customers which accounted for 14.6%, 14.2% and 11.3% of revenues in fiscal 2001, sales to three customers, which accounted for 15.5%, 13.5% and 10.2% of revenues in fiscal 2000, and sales to three customers, which accounted for 23.8%, 11.4% and 7.5% of revenues in fiscal 1999.


NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth certain unaudited financial data for each of the last eight quarters. This information, in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

     Following is a summary of the quarterly results of operations (in thousands except per share amounts):

                                           Quarters ended
                      -----------------------------------------------------
                       Sep 30     Dec 31      Mar 31     Jun 30      Total
                      --------   --------    --------   --------    -------
Fiscal 2001
-----------
  Revenues             $20,924   $24,148     $25,008    $21,068     $91,148
  Net income           $   315   $   419     $   926    $   138     $ 1,798
  Basic earnings
   per share           $  0.14   $  0.18     $  0.41    $  0.06     $  0.79
  Diluted earnings
   per share           $  0.14   $  0.18     $  0.38    $  0.06     $  0.76

                                           Quarters ended
                      -----------------------------------------------------
                       Sep 30     Dec 31      Mar 31     Jun 30      Total
                      --------   --------    --------   --------    -------
Fiscal 2000
-----------
  Revenues             $15,211   $14,441     $19,213    $21,387     $70,252
  Income (loss)
    from continuing
    operations         $   (78)  $   (82)(A) $  (235)   $   161     $  (234)
  Net income (loss)    $   135   $  (702)(A) $  (235)   $   161     $  (641)
  Basic and diluted
   earnings (loss)
   per share           $  0.06   $ (0.31)    $ (0.10)   $  0.07     $ (0.28)

(A) Included in the loss from continuing operations and net loss for the three months ended December 31, 1999 is a $350,000 benefit relating to the favorable resolution of certain operating contingencies.




                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                       MARKET AND DIVIDEND INFORMATION

     Our Common Stock is traded on Nasdaq Small Cap Market (ticker symbol "SMTI") and the Pacific Stock Exchange (ticker symbol "SMK"). The high and low closing sales prices for the Common Stock, as reported by the Nasdaq Small Cap Market, for the last two fiscal years are set forth in the following table.

                              Fiscal 2001          Fiscal 2000
                            ---------------       --------------
                             High      Low        High      Low
                            ------    -----       -----    -----
1st Quarter                 $ 4.88    $3.50       $7.38    $3.63

2nd Quarter                   7.00     4.00        5.25     3.06

3rd Quarter                   7.47     4.38        4.63     3.63

4th Quarter                  10.11     5.01        4.38     3.00

     On August 31, 2001, the closing market price of our Common Stock in the Nasdaq Small Cap Market was $8.33 per share. There were approximately 1,200 stockholders of record at August 31, 2001. This number does not give effect to the total number of stockholders who hold their shares in "street name" or brokerage accounts.

     Dividend payments are not anticipated in the foreseeable future.

                           FORM 10-K ANNUAL REPORT

     A copy of the Annual Report on Form 10-K (without exhibits) may be obtained free of charge upon written request to SMTEK International, Inc., 2151 Anchor Court, Thousand Oaks, California 91320 attention: Secretary.

                SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                DIRECTORS, EXECUTIVE OFFICERS, OPERATING UNITS
                       AND OTHER CORPORATE INFORMATION





DIRECTORS                            EXECUTIVE OFFICERS
=========                            ==================
Clay M. Biddinger                    Gregory L. Horton
Chief Executive Officer              President and Chief Executive Officer
CMB Capital, LLC
Tampa, Florida                       Kirk A. Waldron
                                     Vice President - Finance and
James P. Burgess                     Administration, Chief Financial Officer,
Vice President                       and Treasurer
Trilogy Marketing Inc.
Naples, Florida                      George R. Weatherford
                                     Chief Operating Officer
Gregory L. Horton
Chairman of the Board,               Mitchell J. Freedman
President and Chief                  General Counsel and Secretary
Executive Officer
SMTEK International, Inc.

Oscar B. Marx, III                   OPERATING UNITS
President and CEO,                   ===============
TMW Enterprises, Inc.                SMTEK Thousand Oaks
Troy, Michigan                       Thousand Oaks, California

                                     SMTEK San Diego
INDEPENDENT AUDITORS                 San Diego, California
====================
KPMG LLP                             Jolt Technology, Inc.
Los Angeles, California              Fort Lauderdale, Florida

TRANSFER AGENT & REGISTRAR           SMTEK Europe, Ltd.
==========================           Craigavon, Northern Ireland
American Stock Transfer &            United Kingdom
  Trust Company
59 Maiden Lane
New York, New York  10007


2

21