Form 10-Q
period 2001-09-30
SMTEK INTERNATIONAL INC
filed 2001-11-07
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      SEPTEMBER 30, 2001
                                          ------------------

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



The registrant had 2,284,093 shares of Common Stock outstanding as of November 5, 2001.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (In thousands except share amounts)

                                                           September 30,    June 30,
                                                                2001          2001
                                                           -------------    ---------
                                                            (unaudited)
             ASSETS
Current assets:
   Cash and cash equivalents                                   $  1,054     $    224
   Accounts receivable, less allowance for doubtful
     accounts of $405 and $407, as of September 30,
     2001 and June 30, 2001, respectively                        10,714       11,905
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                         7,388        7,965
   Inventories, net                                               7,023        6,833
   Prepaid expenses                                                 907          745
                                                               --------     --------
          Total current assets                                   27,086       27,672
                                                               --------     --------
Property, equipment and improvements, net of
   accumulated depreciation and amortization                      8,045        7,319
Other assets                                                        832          941
                                                               --------     --------
                                                               $ 35,963     $ 35,932
                                                               ========     ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of bank lines of credit payable             $  1,845     $  1,468
   Current portion of long-term debt                              2,117        2,109
   Accounts payable                                               7,544        6,161
   Other accrued liabilities                                      4,091        4,556
                                                               --------     --------
          Total current liabilities                              15,597       14,294
                                                               --------     --------
Long-term liabilities:
   Long-term bank lines of credit payable                         3,486        4,638
   Long-term debt                                                 5,582        5,780
                                                               --------     --------
          Total long-term liabilities                             9,068       10,418
                                                               --------     --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value;  1,000,000 shares
    authorized; no shares issued or outstanding                     -            -
   Common Stock, $.01 par value; 3,750,000 shares
    and authorized; 2,284,093 and 2,282,339 shares
    issued outstanding at September 30, 2001 and
    June 30, 2001, respectively                                      23           23
   Additional paid-in capital                                    37,027       37,018
   Accumulated deficit                                          (25,605)     (25,632)
   Accumulated other comprehensive loss                            (147)        (189)
                                                               --------     --------
          Total stockholders' equity                             11,298       11,220
                                                               --------     --------
                                                               $ 35,963     $ 35,932
                                                               ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.



                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   (In thousands except per share amounts)


                                               Three Months Ended
                                                  September 30,
                                               -------------------
                                                 2001        2000
                                               -------     -------
Revenues                                       $19,634     $20,924
Cost of goods sold                              17,630      18,372
                                               -------     -------
Gross profit                                     2,004       2,552
                                               -------     -------
Operating expenses:
  Administrative and selling                     1,708       1,543
  Goodwill amortization                             10         326
                                               -------     -------
Total operating expenses                         1,718       1,869
                                               -------     -------
Operating income                                   286         683
                                               -------     -------
Non-operating income (expense):
  Interest expense, net                           (272)       (316)
  Other income (expense), net                       28         (32)
                                               -------     -------
Total non-operating expense, net                  (244)       (348)
                                               -------     -------
Income before income taxes                          42         335
Income tax provision                                15          20
                                               -------     -------
Net income                                     $    27     $   315
                                               =======     =======


Basic and diluted earnings per share           $  0.01     $  0.14
                                               =======     =======

Shares used in computing basic and diluted
  earnings per share:
    Basic                                        2,283       2,275
                                               =======     =======
    Diluted                                      2,461       2,307
                                               =======     =======









See accompanying notes to unaudited condensed consolidated financial statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                       Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                       2001          2000
                                                      -------       -------
Cash flows from operating activities:
  Net income                                          $    27       $   315
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         565           808
    Decrease in accounts receivable                     1,300         1,495
    (Increase) decrease in costs and estimated
      earnings in excess of billings on
      uncompleted contracts                               578        (1,156)
    Increase in inventories                              (117)         (458)
    Increase (decrease) in accounts payable             1,326          (361)
    Increase (decrease) in other accrued liabilities     (481)          337
    Other, net                                            (52)           14
                                                      -------       -------
Net cash provided by operating activities               3,146           994
                                                      -------       -------

Cash flows from investing activities:
  Capital expenditures                                 (1,099)         (801)
  Proceeds from sale of assets                            -               2
                                                      -------       -------
Net cash used in investing activities                  (1,099)         (799)
                                                      -------       -------

Cash flows from financing activities:
  Proceeds from (payments of) bank lines of credit       (855)           86
  Payments of long-term debt                             (360)         (296)
  Proceeds from the exercise of stock options               7           -
                                                      -------       -------
Net cash used in financing activities                  (1,208)         (210)
                                                      -------       -------

Effect of exchange rate changes on cash                   (9)           -
                                                      -------       -------
Increase (decrease) in cash and cash equivalents          830           (15)

Cash and cash equivalents at beginning of period          224           532
                                                      -------       -------
Cash and cash equivalents at end of period            $ 1,054       $   517
                                                      =======       =======

Supplemental cash flow information:
  Interest paid                                       $   259       $   320
  Income taxes paid                                         2           -
Non-cash investing activities:
  Capital expenditures financed by lease
    obligations and notes payable                          95           440



See accompanying notes to unaudited condensed consolidated financial statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three Months Ended September 30, 2001 and 2000


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

     At September 30, 2001 we had four wholly owned subsidiaries: SMTEK, Inc. (dba SMTEK Thousand Oaks), located in Thousand Oaks, California; Technetics, Inc. (dba SMTEK San Diego), located in San Diego, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; and SMTEK Europe Limited, located in Craigavon, Northern Ireland.

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position, results of operations and cash flows as of and for the periods presented.

     We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2001 fell on June 29, 2001. In the accompanying condensed consolidated financial statements, the 2001 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on September 28, 2001 and September 29, 2000.

     Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2001.

     Certain reclassifications have been made to the interim fiscal 2001 financial statements to conform with the interim fiscal 2002 financial statement presentation. Such reclassifications had no effect on our results of operations or stockholders' equity.


NOTE 2 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings.

     Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is dilutive, of our outstanding employee stock options, the 7% Convertible Subordinated Debentures (which were convertible into 8,075 shares of Common Stock at $40.00 per share of Common Stock), and the 8-1/2% Convertible Subordinated Debentures (which are convertible into 7,435 shares of Common Stock at $212.50 per share of Common Stock). The following is a summary of the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

                                                       Three Months Ended
                                                          September 30,
                                                      ----------------------
                                                        2001         2000
                                                      ---------    ---------

Net income                                            $      27    $     315
                                                      =========    =========

Weighted average shares:
  Basic weighted average number of
    common shares outstanding                         2,283,043    2,275,101
  Dilutive effect of outstanding
    common stock equivalents                            177,781       31,474
                                                      ---------    ---------
      Diluted weighed average number of
        common shares outstanding                     2,460,824    2,306,575
                                                      =========    =========

Earnings per share basic and diluted                  $    0.01    $    0.14
                                                      =========    =========

     Options to purchase approximately 126,200 shares of Common Stock at prices ranging from $7.47 to $10.00 were outstanding at September 30, 2001, and options and warrants to purchase approximately 178,900 shares of Common Stock at prices ranging from $4.34 to $30.20 were outstanding at September 30, 2000, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2001 and 2000, respectively, because the exercise price of these options and warrants were greater than the average market price of the Common Stock.

     Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity and convertible subordinated debentures aggregating $323,000, due on May 15, 2001 and convertible at a price of $40.00 per share at any time prior to maturity, were outstanding during the three months ended September 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.


NOTE 3 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

     We generally recognize revenues and cost of sales upon shipment of products. However, our Thousand Oaks subsidiary uses the percentage of completion method to recognize revenues and cost of sales on certain of its long-term contracts with suppliers of electronic components and products. Percentage of completion is determined on the basis of costs incurred to total estimated costs. Contract costs include direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs are charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to cost of goods sold. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.

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

                                               September 30,       June 30,
                                                   2001              2001
                                               -------------       --------
  Costs incurred to date on
    uncompleted contracts                        $ 81,959          $ 82,929
  Estimated earnings based on
    percentage of completion                       10,162            10,643
                                                 --------          --------
                                                   92,121            93,572
  Less:  Billings to date                         (84,733)          (85,607)
                                                 --------          --------
    Total costs and estimated
      earnings in excess of billings
      on uncompleted contracts                   $  7,388          $  7,965
                                                 ========          ========


NOTE 4 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                 September 30,     June 30,
                                                      2001           2001
                                                 -------------     --------
  Raw materials                                     $4,113          $3,929
  Work in process                                    2,192           2,700
  Finished goods                                       718             204
                                                    ------          ------
                                                    $7,023          $6,833
     Total inventories                              ======          ======


Note 5 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following (in thousands):

                                                 September 30,     June 30,
                                                      2001           2001
                                                 -------------     --------
Buildings and improvements                         $  3,061        $  2,827
Plant equipment                                      14,520          13,691
Office and other equipment                            2,719           2,614
Less accumulated depreciation and amortization      (12,255)        (11,813)
                                                   --------        --------
    Total property, equipment and improvements     $  8,045        $  7,319
                                                   ========        ========



NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income is as follows (in thousands):

                                              Three Months Ended
                                                 September 30,
                                              -------------------
                                               2001        2000
                                              -------     -------

Net income                                      $27        $315
Other comprehensive income (loss):
  Foreign currency translation adjustments       42         (26)
                                                ---        ----
Comprehensive income                            $69        $289
                                                ===        ====


NOTE 7 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     We operate in a single business segment - the EMS industry. Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

                                  Three Months Ended
                                     September 30,
                                  -------------------
                                   2001        2000
                                  -------     -------

Revenues:
  United States                   $17,942     $15,882
  Northern Ireland                  1,692       5,042
                                  -------     -------
     Total revenues               $19,634     $20,924
                                  =======     =======

                                  September 30,     June 30,
                                      2001            2001
                                  -------------     --------
Long-lived assets:
  United States                      $6,717          $5,997
  Northern Ireland                    1,775           1,779
                                     ------          ------
     Total long-lived assets         $8,492          $7,776
                                     ======          ======


NOTE 8 - SUBSEQUENT EVENT - ACQUISITION OF THE ASSETS OF CENTURY ELECTRONICS MANUFACTURING, INC.

     On October 24, 2001, we completed a transaction to purchase out of bankruptcy certain assets, but not assume any liabilities, of Century Electronics Manufacturing, Inc. ("Century"), an EMS company. As part of this transaction, we also purchased substantially all of the common stock of Century's subsidiary in Thailand. The aggregate purchase price of this transaction was approximately $3.1 million in cash and was funded by our existing long-term bank lines of credit.

     Specifically, we purchased certain equipment, machinery and inventory of Century for approximately $2.4 million. We will use some of the purchased assets at our other locations. We paid $700,000 for the common stock of Century's subsidiary in Thailand. We also are currently renegotiating Century's facility leases in Santa Clara, California and Marlborough, Massachusetts. However, we did not assume previous debts related to those leases.

     Concurrent with the purchase of the assets, we have now opened operations in New England, Silicon Valley and Thailand under the SMTEK name.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT"), INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), REPORTS TO THE STOCKHOLDERS OF SMTEK INTERNATIONAL, INC., A DELAWARE CORPORATION (THE "COMPANY," "WE," "US" OR "OUR") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESUTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN SUCH OTHER DOCUMENTS WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.


DESCRIPTION OF THE BUSINESS

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

     At September 30, 2001 we had four wholly owned subsidiaries: SMTEK, Inc. (dba SMTEK Thousand Oaks), located in Thousand Oaks, California; Technetics, Inc. (dba SMTEK San Diego), located in San Diego, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; and SMTEK Europe Limited, located in Craigavon, Northern Ireland.

     On October 24, 2001, we completed a transaction to purchase out of bankruptcy certain assets, but not assume any liabilities, of Century Electronics Manufacturing, Inc. ("Century"), an EMS company. As part of this transaction we also purchased substantially all of the common stock of Century's subsidiary in Thailand. The aggregate purchase price of this transaction was approximately $3.1 million in cash and was funded by our existing long-term bank lines of credit.

     Concurrent with the purchase of the assets, we have now opened operations in New England, Silicon Valley and Thailand under the SMTEK name.


RESULTS OF OPERATIONS

     We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2001 fell on June 29, 2001. In the accompanying condensed consolidated financial statements, the 2001 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on September 28, 2001 and September 29, 2000.

     Consolidated revenues for the three months ended September 30, 2001 were $19.6 million compared to $20.9 million for the three months ended September 30, 2000, a decrease of approximately 6%. The decrease in revenues was primarily due to the current downward economic trends. Starting in the third quarter of fiscal 2001, existing customers began to defer shipments, and some have, more recently, cancelled orders. In addition, several of our customers have been impacted by the recent terrorist attacks. We expect the deferral of shipments to be temporary, as these customers have pushed out their orders to later scheduled delivery dates. We have been adversely affected by these economic trends and the recent terrorists attacks and may continue to be throughout the remainder of fiscal 2002 and beyond. Although we continue to book business, we have not and may not grow as fast as we did during the prior fiscal year. Backlog at September 30, 2001 was $53.5 million compared to $59.0 million at June 30, 2001.

     Consolidated gross profit for the three months ended September 30, 2001 was $2.0 million (10.2% of sales) compared to $2.6 million (12.2% of sales) for the three months ended September 30, 2000. The decrease in gross profit and gross profit margin was due to revenues declining at a faster rate than the decline in cost of sales, as fixed costs were spread over a smaller volume of production.

     Administrative and selling expenses increased 11% to $1.7 million for the three months ended September 30, 2001 from $1.5 million for the three months ended September 30, 2000. The increase was primarily due to expansion of our managerial and administrative staff during fiscal 2001 caused by our growth during the past fiscal year and relocation expenses relating to our San Diego facility.

     Goodwill amortization decreased to $10,000 during the three months ended September 30, 2001 from $326,000 for the three months ended September 30, 2000. The reduction occurred because we had fully amortized, as of December 31, 2000, the goodwill of $6.3 million, which arose from our acquisition of our Thousand Oaks subsidiary in January 1996.

     Total non-operating expense was $244,000 for the three months ended September 30, 2001 compared to $348,000 for the three months ended September 30, 2000. The primary reason for this decrease was due to the decrease in interest expense as a result of lower average interest rates and lower levels of debt outstanding during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.


     We had an income tax provision of $15,000 for the three months ended September 30, 2001, as compared to $20,000 for the three months ended September 30, 2000. Our tax rate is lower than the statutory income tax rates due to the utilization of federal and state net operating loss carryforwards. However, the income tax provision as a percentage of pretax income for the three months ended September 30, 2001 was higher than that for the three months ended September 30, 2000, as we had utilized a majority of our California state net operating loss carryforwards during fiscal year 2001.

     Net income was $27,000 for the three months ended September 30, 2001, or $0.01 per diluted share, compared to $315,000 for the three months ended September 30, 2000, or $0.14 per diluted share, due mainly to lower gross profit and higher administrative and selling expenses, slightly offset by lower goodwill amortization and non-operating expense.


RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as for all purchase method business combinations completed after June 30, 2001. In addition, SFAS No. 141 specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

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

     In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address other significant implementation issues. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are our cash and cash equivalents, which amounted to $1.1 million at September 30, 2001, and amounts available under
our bank lines of credit.   During the three months ended September 30, 2001,
cash and cash equivalents increased by $830,000. This increase resulted from cash provided by operations of $3.1 million, offset by purchases of equipment of $1.1 million and payments of debt of $1.2 million.

     Net cash provided by operating activities of $3.1 million for the three months ended September 30, 2001 was attributable primarily to income before depreciation and amortization of $592,000 and a decrease of $1.3 million in accounts receivable, a decrease of $578,000 in costs and estimated earnings in excess of billings on uncompleted contracts and an increase of $1.3 million in accounts payable. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2001 are expected to be billed and collected within 180 days of that date.

     Net cash used in investing activities was $1.1 million for the three months ended September 30, 2001 compared to net cash used in investing activities of $799,000 for the three months ended September 30, 2000. We utilized cash of $1.1 million and $801,000 for capital expenditures for the three months ended September 30, 2001 and 2000, respectively. Our subsidiaries require continuing investment in plant and equipment to remain competitive as technology evolves and to increase production capacity to accommodate potential business growth and expansion. Capital expenditures, including financed amounts by capital leases, were approximately $1.2 million during the three months ended September 30, 2001 and 2000.

     We anticipate that additional expenditures of as much as $1.7 million may be made during the remainder of fiscal 2002, which excludes the amount used to purchase the Century assets, primarily to improve production efficiency at our Thousand Oaks and San Diego subsidiaries. A substantial portion of these capital expenditures is expected to be financed by our $3.6 million equipment line of credit.

     Net cash used in financing activities was $1.2 million for the three months ended September 30, 2001 compared to net cash used in financing activities of $210,000 for the three months ended September 30, 2000. As discussed in Note 5 to the notes to the consolidated financial statements in our June 30, 2001 Form 10-K, we have bank lines of credit to finance the working capital requirements of our domestic and foreign operations. At September 30, 2001, we had approximately $6.3 million available to borrow under our bank lines of credit.

     We have a credit facility for our domestic subsidiaries which consists of a $16 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at either the bank's prime rate (6.00% at September 30, 2001) or a Eurodollar-base rate (2.62% at September 30, 2001) plus 1.75%. At September 30, 2001, borrowings under this credit facility amounted to $3.5 million. Our available borrowing capacity as of September 30, 2001 was approximately $6.1 million. This credit facility matures on September 25, 2003. The line of credit contains certain financial covenants with which we were in compliance at September 30, 2001.
In addition, we also have a $3.6 million equipment line of credit to finance our capital expenditures. Each advance under the equipment line will have a five year term at either the bank's prime rate, a fixed rate at closing, or at a Eurodollar-base rate plus 1.75%.

     We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland subsidiary. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 70% of eligible receivables or 2,250,000 British pounds sterling (approximately $3.3 million at September 30, 2001), and bears interest at the bank's base rate (5.25% at September 30, 2001) plus 2.00%. At September 30, 2001, borrowings outstanding under this credit facility amounted to approximately $1.8 million and our available borrowing capacity was approximately $281,000. This line of credit matures on November 30, 2001 and we are currently negotiating a renewal and extension of this credit facility with Ulster Bank through November 30, 2002.

     At September 30, 2001, the ratio of current assets to current liabilities was 1.7 to 1.0 compared to 1.9 to 1.0 at June 30, 2001. The decrease in the working capital ratio is due to decreases in our accounts receivable and inventory balances and an increase in our accounts payable balance. At September 30, 2001, we had $11.5 million of working capital. At September 30, 2001, we had long-term borrowings of $9.1 million compared to $10.4 million at June 30, 2001.

     SMTEK San Diego moved into a new leased facility in Poway, California, near the city of San Diego, on July 16, 2001. The new facility is approximately 45,000 square feet. The former facility was located in El Cajon, another city near San Diego. The former facility was approximately 20,000 square feet. On October 8, 2001, the landlord for the El Cajon facility released SMTEK San Diego from its lease for that facility.

     SMTEK Thousand Oaks is planning to move in January 2002 to a remodeled facility in Moorpark, California, which is near Thousand Oaks. The new facility is approximately 115,500 square feet. The current facility is approximately 45,000 square feet. The current facility lease is being marketed for a subtenant. The lease does not expire until May 31, 2004. We currently expect to sublease the Thousand Oaks facility. If we are unable to find a subtenant, we will be responsible for cost and expenses associated with holding a vacant building in addition to amounts under the lease agreements.

     As more fully described in Note 6 to the notes to our consolidated financial statements in our June 30, 2001 Form 10-K, at September 30, 2001, we have a federal tax assessment liability of approximately $1.1 million and a related accrued interest liability of approximately $956,000, which reflect the results of a tentative settlement with the IRS Appeals Division in March 2001. Upon finalization of the settlement, we intend to seek an installment payment plan with the IRS.

     On October 24, 2001, we completed a transaction to purchase out of bankruptcy certain assets, but not assume any liabilities, of Century, an EMS company. As part of this transaction, we also purchased substantially all of the common stock of Century's subsidiary in Thailand. The aggregate purchase price was approximately $3.1 million in cash and was funded by our bank lines of credit. Approximately $1.5 million was funded by our $16 million domestic working capital line of credit and approximately $1.6 million was funded by our $3.6 million equipment line of credit. Concurrent with the purchase of the assets, we have now opened operations in New England, Silicon Valley and Thailand under the SMTEK name.

     There can be no assurance that the equipment, machinery and inventory purchased will be productive or useful to us. If we have to sell such equipment, machinery or inventory, we can give no assurance that there will be sufficient value received by us. There also can be no assurance that the common stock of the Thailand operation will have significant value if the foreign operation is not profitable in the future.

     We may not be able to successfully integrate the new facilities and operations into our overall business. We may not secure sufficient business in the facilities being opened in New England, Silicon Valley and Thailand. Also our debt-to-equity ratio may be adversely affected if the new facilities are not profitable. If any adverse event related to these additional risk factors arising out of the Century transaction, or the concurrent development of our facilities, occurs, either alone, in conjunction with each other or in conjunction with one or more of the risk factors identified in our other filings with the SEC, there could be an adverse result in our operations or financial condition.

     Management believes that our cash resources and borrowing capacity on our working capital lines of credit are sufficient to fund operations for at least the next 12 months.


ENVIRONMENTAL MATTERS

     Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At September 30, 2001, we had a reserve of $431,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt. At September 30, 2001, the carrying amount of long-term debt (including current portion thereof but excluding bank lines of credit) was $7.7 million and the fair value was $7.2 million. The carrying values of our other financial instruments approximated their fair values. The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $65,000.

     It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions. We did not have any open foreign currency forward exchange contracts at September 30, 2001.

     A portion of our operations consists of investments in foreign subsidiaries. As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.



PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings. We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        November 7, 2001                       /s/ Kirk A. Waldron
---------------------------------        -----------------------------------
            Date                                Kirk A. Waldron
                                                Vice President - Finance
                                                  and Administration, Chief
                                                  Accounting Officer and
                                                  Treasurer (Principal
                                                  Financial Officer)

3