Form 10-Q
period 2001-12-31
SMTEK INTERNATIONAL INC
filed 2002-02-11
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      DECEMBER 31, 2001
                                          ------------------

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



The registrant had 2,284,343 shares of Common Stock outstanding as of February 8, 2002.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (In thousands except share amounts)

                                                           December 31,     June 30,
                                                                2001          2001
                                                           -------------    ---------
             ASSETS
Current assets:
   Cash and cash equivalents                                   $  1,129     $    224
   Assets held for sale                                             117          -
   Accounts receivable, less allowance for doubtful
     accounts of $397 and $407, as of December 31,
     2001 and June 30, 2001, respectively                        12,836       11,905
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                         4,273        7,965
   Inventories, net                                               8,279        6,833
   Prepaid expenses                                               1,048          745
                                                               --------     --------
          Total current assets                                   27,682       27,672
                                                               --------     --------
Property, equipment and improvements, net of
   accumulated depreciation and amortization                      8,903        7,319
Other assets                                                        932          941
                                                               --------     --------
                                                               $ 37,517     $ 35,932
                                                               ========     ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of bank lines of credit payable             $  2,797     $  1,468
   Current portion of long-term debt                              2,519        2,109
   Accounts payable                                               7,096        6,161
   Other accrued liabilities                                      4,166        4,556
                                                               --------     --------
          Total current liabilities                              16,578       14,294
                                                               --------     --------
Long-term liabilities:
   Long-term bank lines of credit payable                         3,311        4,638
   Long-term debt                                                 7,089        5,780
                                                               --------     --------
          Total long-term liabilities                            10,400       10,418
                                                               --------     --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value;  1,000,000 shares
    authorized; no shares issued or outstanding                     -            -
   Common Stock, $.01 par value; 3,750,000 shares
    authorized; 2,284,343 and 2,282,339 shares
    issued and outstanding at December 31, 2001 and
    June 30, 2001, respectively                                      23           23
   Additional paid-in capital                                    37,028       37,018
   Accumulated deficit                                          (26,367)     (25,632)
   Accumulated other comprehensive loss                            (145)        (189)
                                                               --------     --------
          Total stockholders' equity                             10,539       11,220
                                                               --------     --------
                                                               $ 37,517     $ 35,932
                                                               ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.



                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)
                   (In thousands except per share amounts)


                                         Three Months Ended       Six Months Ended
                                             December 31,            December 31,
                                         -------------------     -------------------
                                           2001        2000        2001        2000
                                         -------     -------     -------     -------
Revenues                                 $19,594     $24,148     $39,228     $45,072
Cost of goods sold                        17,632      21,395      35,262      39,767
                                         -------     -------     -------     -------
Gross profit                               1,962       2,753       3,966       5,305
                                         -------     -------     -------     -------
Operating expenses:
  Administrative and selling               2,438       1,656       4,146       3,199
  Goodwill amortization                        9         326          19         652
                                         -------     -------     -------     -------
Total operating expenses                   2,447       1,982       4,165       3,851
                                         -------     -------     -------     -------
Operating income (loss)                     (485)        771        (199)      1,454
                                         -------     -------     -------     -------
Non-operating income (expense):
  Interest expense, net                     (291)       (485)       (563)       (801)
  Other income (expense), net                 26          (5)         54         (37)
                                         -------     -------     -------     -------
Total non-operating expense, net            (265)       (490)       (509)       (838)
                                         -------     -------     -------     -------
Income (loss) before income taxes           (750)        281        (708)        616
Income tax provision (benefit)                12        (138)         27        (118)
                                         -------     -------     -------     -------
Net income (loss)                        $  (762)    $   419     $  (735)   $    734

Other comprehensive income (loss):
    Foreign currency
      translation adjustments                  2          22          44          (4)
                                         -------     -------     -------     -------
Comprehensive income (loss)              $  (760)    $   441     $  (691)    $   730
                                         =======     =======     =======     =======

Basic and diluted
  earnings (loss) per share              $ (0.33)    $  0.18     $ (0.32)    $  0.32
                                         =======     =======     =======     =======

Shares used in computing basic and
  diluted earnings (loss) per share:
    Basic                                  2,284       2,276       2,284       2,275
                                         =======     =======     =======     =======
    Diluted                                2,284       2,350       2,284       2,328
                                         =======     =======     =======     =======








See accompanying notes to unaudited condensed consolidated financial statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                         Six Months Ended
                                                           December 31,
                                                      ---------------------
                                                       2001          2000
                                                      -------       -------
Cash flows from operating activities:
  Net income (loss)                                   $  (735)      $   734
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                       1,215         1,636
    Increase in accounts receivable                      (469)       (1,117)
    Decrease (increase) in costs and estimated
      earnings in excess of billings on
      uncompleted contracts                             3,692        (1,090)
    Increase in inventories                            (1,045)       (3,665)
    Increase in accounts payable                          515         1,814
    Decrease in other accrued liabilities                (510)         (208)
    Other, net                                           (518)           68
                                                      -------       -------
Net cash provided by (used in) operating activities     2,145        (1,828)
                                                      -------       -------

Cash flows from investing activities:
  Capital expenditures                                 (2,717)       (1,974)
  Purchase of Century Thailand, net of cash received     (129)          -
  Proceeds from sale of assets                            -               2
                                                      -------       -------
Net cash used in investing activities                  (2,846)       (1,972)
                                                      -------       -------

Cash flows from financing activities:
  Proceeds from (payments of) bank lines of credit        (60)        2,519
  Proceeds of long-term debt                            2,452         1,663
  Payments of long-term debt                             (798)         (705)
  Proceeds from the exercise of stock options               7           -
                                                      -------       -------
Net cash provided by financing activities               1,601         3,477
                                                      -------       -------

Effect of exchange rate changes on cash                     5            (5)
                                                      -------       -------
Increase (decrease) in cash and cash equivalents          905          (328)

Cash and cash equivalents at beginning of period          224           532
                                                      -------       -------
Cash and cash equivalents at end of period            $ 1,129       $   204
                                                      =======       =======

Supplemental cash flow information:
  Interest paid                                       $   426       $   588
  Income taxes paid                                        40            47
Non-cash investing activities:
  Other obligations                                         2            22


See accompanying notes to unaudited condensed consolidated financial statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Six months Ended December 31, 2001 and 2000


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

     At December 31, 2001 we had seven wholly owned subsidiaries: SMTEK, Inc. (dba SMTEK Thousand Oaks), located in Thousand Oaks, California; Technetics, Inc. (dba SMTEK San Diego), located in San Diego, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK Europe Limited, located in Craigavon, Northern Ireland; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position, results of operations and cash flows as of and for the periods presented.

     We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2001 fell on June 29, 2001. In the accompanying condensed consolidated financial statements, the 2001 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation. The actual interim periods ended on December 28, 2001 and December 29, 2000.

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


NOTE 2 - ACQUISITION OF THE ASSETS OF CENTURY ELECTRONICS
         MANUFACTURING, INC.

     On October 24, 2001, we completed a transaction to purchase out of bankruptcy certain assets, but not assume any liabilities, of Century Electronics Manufacturing, Inc. ("Century"), an EMS company. As part of this transaction, we also purchased substantially all of the common stock of Century's subsidiary in Thailand. The aggregate purchase price of this transaction was approximately $3.2 million in cash and was funded by our existing long-term bank lines of credit.

     Specifically, we purchased from Century certain equipment and machinery for approximately $1.4 million and inventory for approximately $900,000. We will use some of the purchased assets at our other locations. We negotiated new facility leases in Marlborough, Massachusetts and Santa Clara, California and began operations in Marlborough and Santa Clara in connection with the purchase of these assets.

     As part of the Century agreement we purchased the common stock of the Century subsidiary in Thailand for approximately $900,000. The acquisition of the Thailand subsidiary provides us with a low cost manufacturing facility in Southeast Asia. The acquisition of Century Thailand was accounted for using the purchase method of accounting and, accordingly, the statements of condensed consolidated operations include the results of the Thailand subsidiary from the date of acquisition. The assets acquired and liabilities assumed were recorded at fair value as determined by us based on information currently available. A summary of the assets acquired and the liabilities assumed in the acquisition is as follows (dollars in thousands):

     Estimated fair values:
       Assets acquired                   $1,392
       Liabilities assumed                  476

     Purchase price                      $  916
     Less cash received                     787
                                         ------
     Net cash paid                       $  129
                                         ======

     Pro forma results of operations for the three and six months ended December 31, 2001 and 2000, as if the acquisition of the Thailand subsidiary had occurred at the beginning of the period reported, follow (dollars in thousands). The pro forma results are not necessarily indicative of the results which would have occurred if the business combination had occurred on the date indicated.:

                             Three months ended      Six months ended
                                December 31,           December 31,
                             -------------------    -------------------
                               2001       2000        2001        2000
                             -------     -------    -------     -------

Revenue                      $19,608     $26,034    $40,548     $49,739
                             =======     =======    =======     =======

Net income (loss)            $  (788)    $   471    $  (672)    $   883
                             =======     =======    =======     =======

Earnings (loss) per share:
  Basic                      $ (0.35)    $  0.21    $ (0.29)    $  0.39
                             =======     =======    =======     =======
  Diluted                    $ (0.35)    $  0.20    $ (0.29)    $  0.38
                             =======     =======    =======     =======


NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings.

     Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is dilutive, of our outstanding employee stock options, the 7% Convertible Subordinated Debentures (which were convertible into 8,075 shares of Common Stock at $40.00 per share of Common Stock), and the 8-1/2% Convertible Subordinated Debentures (which are convertible into 7,435 shares of Common Stock at $212.50 per share of Common Stock). The following is a summary of the calculation of basic and diluted earnings (loss) per share (dollars in thousands, except per share data):

                                    Three Months Ended          Six Months Ended
                                       December 31,               December 31,
                                  ----------------------     ----------------------
                                    2001         2000           2001         2000
                                  ---------    ---------     ---------    ---------
Net income (loss)                 $    (762)   $     419     $    (735)   $     734
                                  =========    =========     =========    =========

Weighted average shares:
  Basic weighted average
    number of common
    shares outstanding            2,284,343    2,275,833     2,283,693    2,275,467
  Dilutive effect of
    outstanding common
    stock equivalents                   -         74,535           -         53,004
                                  ---------    ---------     ---------    ---------
      Diluted weighed average
        number of common
        shares outstanding        2,284,343    2,350,368     2,283,693    2,328,471
                                  =========    =========     =========    =========

Earnings (loss) per share:
  Basic and diluted               $   (0.33)   $    0.18     $   (0.32)   $    0.32
                                  =========    =========     =========    =========

     Because we had a net loss for the three and six months ended December 31, 2001, there were no common stock equivalents which had a dilutive effect on earnings per share for such period. However, if we had reported net income rather than a loss for the three and six months ended December 31, 2001, the dilutive effect of outstanding common stock equivalents would have been 87,213 and 132,497 for the three and six months ended December 31, 2001, respectively, and options to purchase approximately 157,800 shares of Common Stock at prices ranging from $5.80 to $10.00 which were outstanding at December 31, 2001, would not have been included in the computation of diluted earnings per share for the three and six months ended December 31, 2001, because the exercise price of these options were greater than the average market price of the Common Stock. Options and warrants to purchase approximately 177,300 shares of Common Stock at prices ranging from $5.75 to $30.20 were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2000, because the exercise price of these options and warrants were greater than the average market price of the Common Stock.

     Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity and convertible subordinated debentures aggregating $323,000, due on May 15, 2001 and convertible at a price of $40.00 per share at any time prior to maturity, were outstanding during the three months ended December 31, 2001 and 2000, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.



NOTE 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

     We recognize revenues and cost of sales upon shipment of products except at our Thousand Oaks subsidiary which uses the percentage of completion method to recognize revenues and cost of sales on certain of its long-term contracts with suppliers of electronic components and products. Percentage of completion is determined on the basis of costs incurred to total estimated costs. Contract costs include direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs are charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to cost of goods sold. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.

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

                                                December 31,       June 30,
                                                   2001              2001
                                               -------------       --------
  Costs incurred to date on
    uncompleted contracts                        $ 78,885          $ 82,929
  Estimated earnings based on
    percentage of completion                        8,583            10,643
                                                 --------          --------
                                                   87,468            93,572
  Less:  Billings to date                         (83,195)          (85,607)
                                                 --------          --------
    Total costs and estimated
      earnings in excess of billings
      on uncompleted contracts                   $  4,273          $  7,965
                                                 ========          ========


NOTE 5 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                  December 31,     June 30,
                                                      2001           2001
                                                 -------------     --------
  Raw materials                                     $5,908          $3,929
  Work in process                                    2,026           2,700
  Finished goods                                       345             204
                                                    ------          ------
                                                    $8,279          $6,833
     Total inventories                              ======          ======



Note 6 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following (in thousands):

                                                  December 31,     June 30,
                                                      2001           2001
                                                 -------------     --------
Buildings and improvements                         $  3,138        $  2,827
Plant equipment                                      15,755          13,691
Office and other equipment                            2,852           2,614
Less accumulated depreciation and amortization      (12,842)        (11,813)
                                                   --------        --------
    Total property, equipment and improvements     $  8,903        $  7,319
                                                   ========        ========

NOTE 7 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     We operate in a single business segment - the EMS industry. Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                     December 31,            December 31,
                                  -------------------     -------------------
                                   2001        2000        2001        2000
                                  -------     -------     -------     -------

Revenues:
  United States                   $16,590     $18,868     $34,532     $34,750
  Northern Ireland                  2,655       5,280       4,347      10,322
  Thailand                            349         -           349         -
                                  -------     -------     -------     -------
     Total revenues               $19,594     $24,148     $39,228     $45,072
                                  =======     =======     =======     =======

                                 December 31,     June 30,
                                    2001            2001
                                -------------     --------
Long-lived assets:
  United States                    $7,694          $5,997
  Northern Ireland                  1,647           1,779
                                   ------          ------
     Total long-lived assets       $9,341          $7,776
                                   ======          ======


NOTE 8 - COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL MATTERS

     Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At December 31, 2001, we had a reserve of $431,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.


NOTE 9 - FOREIGN CURRENCY FORWARD CONTACTS

     It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," derivative financial instruments are recorded at fair value at each quarter end with realized and unrealized gains and losses reflected in current income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT"), INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), REPORTS TO THE STOCKHOLDERS OF SMTEK INTERNATIONAL, INC., A DELAWARE CORPORATION (THE "COMPANY," "WE," "US" OR "OUR") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN SUCH OTHER DOCUMENTS WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

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

     At December 31, 2001 we had seven wholly owned subsidiaries: SMTEK, Inc. (dba SMTEK Thousand Oaks), located in Thousand Oaks, California; Technetics, Inc. (dba SMTEK San Diego), located in San Diego, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK Europe Limited, located in Craigavon, Northern Ireland; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.


RESULTS OF OPERATIONS

     We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2001 fell on June 29, 2001. In the accompanying condensed consolidated financial statements, the 2001 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation. The actual interim periods ended on December 29, 2001 and December 29, 2000.

     Consolidated revenues for the three and six months ended December 31, 2001 were $19.6 million and $39.2 million, respectively, compared to $24.1 million and $45.1 million, respectively, for the three and six months ended December 31, 2000. The decreases in revenues of 19% and 13% for the three and six months ended December 31, 2001, respectively, compared to the same periods of the prior year, were primarily due to the current downward economic trends, partially offset by the revenues generated from our newly opened facilities. Our Thousand Oaks facility is entering into sales contracts consistent with our other locations, and as such is recognizing revenue on these new arrangements upon shipment of products rather than on the percentage of completion method. We expect revenues to be negatively impacted during the next six to twelve months as a result of this change in business practice. Starting in the third quarter of fiscal 2001, existing customers began to defer shipments, and some have, more recently, cancelled orders. In addition, several of our customers have been impacted by the September 11th terrorist attacks. We have been adversely affected by the current economic trends and the terrorists attacks and may continue to be throughout the remainder of fiscal 2002 and beyond. Although we continue to book business, we have not and may not grow as fast as we did during the prior fiscal year.

     Consolidated gross profit for the three and six months ended December 31, 2001 was $2.0 million (10.0% of sales) and $4.0 million (10.1% of sales), respectively, compared to $2.8 million (11.4% of sales) and $5.3 million (11.8% of sales) for the three and six months ended December 31, 2000, respectively. Gross profit for the three and six months ended December 31, 2001 was positively impacted by the benefit received from inventory used during the period that was purchased at a discount from Century Electronics Manufacturing, Inc. ("Century"). Excluding the positive impact from these reduced inventory costs, we estimate that the consolidated gross profit for the three and six months ended December 31, 2001 would have been approximately $1.2 million (6.1% of sales) and $3.2 million (8.2% of sales), respectively. We expect this benefit to continue for the next six months, although the amount and impact of the benefit recognized may be less in future periods.
The decrease in gross profit and gross profit margin, excluding the purchase benefit, was due to revenues declining at a faster rate than the decline in cost of sales, as fixed costs were spread over a smaller volume of production.

     Administrative and selling expenses for the three months and six months ended December 31, 2001 were $2.4 million and $4.1 million, respectively, compared to $1.7 million and $3.2 million for the three and six months ended December 31, 2000, respectively. The increase was due to selling and administrative expenses incurred in our new facilities and to the expansion of our managerial and administrative staff during fiscal 2001 caused by our growth during the past fiscal year and relocation expenses relating to our San Diego facility.

     Goodwill amortization decreased to $9,000 and $19,000 during the three and six months ended December 31, 2001, respectively, from $326,000 and $652,000 for the three and six months ended December 31, 2000, respectively. The reduction occurred because we had fully amortized, as of December 31, 2000, the goodwill of $6.3 million, which arose from our acquisition of our Thousand Oaks subsidiary in January 1996.

     Total non-operating expense was $265,000 and $509,000 for the three and six months ended December 31, 2001, respectively, compared to $490,000 and $838,000, respectively, for the three and six months ended December 31, 2000. The primary reason for this decrease was due to the decrease in interest expense as a result of lower average interest rates and lower levels of debt outstanding during the three and six months ended December 31, 2001 as compared to the three and six months ended December 31, 2000.

     We had income tax expense of $12,000 and $27,000 for the three and six months ended December 31, 2001, respectively, as compared to income tax benefits of $138,000 and $118,000 for the three and six months ended December 31, 2000, respectively. The three and six months ended December 31, 2000 amounts reflect a $154,000 income tax benefit resulting from a reduction of a recorded liability for a federal tax assessment related to prior years, as discussed in Note 6 of our 2001 Annual Report on Form 10-K. Without this $154,000 tax benefit, we would have reported income tax provisions of $16,000 and $36,000 in the three and six months ended December 31, 2000, respectively. Our tax rate is lower than the statutory income tax rates due to the utilization of federal and state net operating loss carryforwards. We had utilized a majority of our California state net operating loss carryforwards during fiscal year 2001. Based on the level of historical losses, management believes that it does not have the basis to conclude that it is more likely than not that the deferred tax assets will be realized, and therefore, has recorded a 100% valuation allowance to offset the net deferred assets.

     Net loss for the three and six months ended December 31, 2001, was $762,000 and $735,000, respectively, or $0.33 and $0.32 loss per diluted share, respectively, compared to net income of $419,000 and $734,000 for the three and six months ended December 31, 2000, or $0.18 and $0.32 per diluted share. This decrease is primarily due to lower revenues and higher administrative and selling expenses, slightly offset by lower cost of sales, goodwill amortization and non-operating expense.


RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as for all purchase method business combinations completed after June 30, 2001. In addition, SFAS No. 141 specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. We have adopted SFAS No. 141.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 must be adopted as of the beginning of fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001, may adopt early provided that first quarter financial statement have not been issued. We are assessing the impact of SFAS No. 142.

     In October 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address other significant implementation issues. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We are assessing the impact of SFAS No. 144.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are our cash and cash equivalents, which amounted to $1.1 million at December 31, 2001, and amounts available under our
bank lines of credit.   During the six months ended December 31, 2001, cash
and cash equivalents increased by $905,000. This increase resulted from cash provided by operations of $2.1 million, offset by purchases of equipment of $2.7 million and net proceeds from debt of $1.6 million.

     Net cash provided by operating activities of $2.1 million for the six months ended December 31, 2001 was attributable primarily to income before depreciation and amortization of $480,000 and a decrease of $3.7 million in costs and estimated earnings in excess of billings on uncompleted contracts, offset slightly by an increase of $1.0 million in inventory. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2001 are expected to be billed and collected within 180 days of that date.

     Net cash used in investing activities was $2.8 million for the six months ended December 31, 2001 compared to net cash used in investing activities of $2.0 million for the six months ended December 31, 2000. We utilized cash of $2.7 million and $2.0 million for capital expenditures for the six months ended December 31, 2001 and 2000, respectively. Amounts financed by notes payable were approximately $2.5 million and $1.7 million for the six months ended December 31, 2001 and 2000, respectively. In the six months ended December 31, 2001 we also utilized cash of $129,000 to purchase the common stock of Century's subsidiary in Thailand. Our subsidiaries require continuing investment in plant and equipment to remain competitive as technology evolves and to increase production capacity to accommodate potential business growth and expansion.

     We anticipate that additional expenditures of as much as $1.6 million may be incurred during the remainder of fiscal 2002, primarily to improve production efficiency at our Thousand Oaks and San Diego subsidiaries. This includes an amount for leasehold improvements at our new Moorpark building. A substantial portion of these capital expenditures is expected to be financed by our $16.0 million line of credit and $3.6 million equipment line of credit.

     Net cash provided by financing activities was $1.6 million for the six months ended December 31, 2001 compared to net cash provided by financing activities of $3.5 million for the six months ended December 31, 2000. As discussed further in Note 5 to the notes to the consolidated financial statements in our June 30, 2001 Form 10-K, we have bank lines of credit to finance the working capital requirements of our domestic and foreign operations. At December 31, 2001, we had approximately $4.6 million available to borrow under our revolving bank lines of credit.

     We have a credit facility for our domestic subsidiaries which consists of a $16 million working capital line secured by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at either the bank's prime rate (4.75% at December 31, 2001) or a Eurodollar-base rate (2.11% at December 31, 2001) plus 1.75%. At December 31, 2001, borrowings under this credit facility amounted to $3.3 million. Our available borrowing capacity as of December 31, 2001 was approximately $4.6 million. This credit facility matures on September 25, 2003. The line of credit contains certain financial covenants with which we were not in compliance at December 31, 2001, specifically we had incurred a year-to-date loss greater than $500,000. Given the current general economic situation, we may be out of compliance with bank covenants in the future. We have received a waiver from our bank waiving these covenants for the next year.

     In addition, we also have a $3.6 million equipment line of credit to finance our capital expenditures, of which there was approximately $2.0 million in available borrowing capacity at December 31, 2001. Each advance under the equipment line will have a five year term at either the bank's prime rate, a fixed rate at closing, or at a Eurodollar-base rate plus 1.75%.

     We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland subsidiary. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 70% of eligible receivables or 2,250,000 British pounds sterling (approximately $3.3 million at December 31, 2001), and bears interest at the bank's base rate (4.00% at December 31, 2001) plus 2.00%. At December 31, 2001, borrowings outstanding under this credit facility amounted to approximately $2.8 million and had nominal available borrowing capacity. This line of credit matured on November 30, 2001 and we are currently negotiating a renewal and extension of this credit facility under the same terms with Ulster Bank for an additional 12 months.


     At December 31, 2001, the ratio of current assets to current liabilities was 1.7 to 1.0 compared to 1.9 to 1.0 at June 30, 2001. The decrease in the working capital ratio is due to a decrease in our cost and estimated earnings in excess of billings balance and due to the operations of our new subsidiaries as there were increases in our accounts receivable, inventory, current debt and accounts payable balances. At December 31, 2001, we had $11.1 million of working capital. At December 31, 2001, we had long-term borrowings of $10.4 million which was comparable to the balance at June 30, 2001.

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

     As a result of the acquisition of Century assets, we entered into a seven year lease of a 69,400 square foot facility in Marlborough, Massachusetts and we also entered into a seven month lease, subject to an option for a long-term extension, of a 44,700 square foot facility in Santa Clara, California. The current month rents are approximately $33,000 and $32,000 for Marlborough and Santa Clara, respectively.

     SMTEK Thousand Oaks is planning to move in March 2002 to a remodeled facility in Moorpark, California, which is near Thousand Oaks. The new facility is approximately 115,500 square feet. The current facility is approximately 45,000 square feet. The current facility lease is being marketed for a subtenant. The lease does not expire until May 31, 2004. We currently expect to sublease the Thousand Oaks facility. If we are unable to find a subtenant, we will be responsible for cost and expenses associated with holding a vacant building in addition to amounts under the lease agreements. Monthly rent is approximately $35,000.

     As more fully described in Note 6 to the notes to our consolidated financial statements in our June 30, 2001 Form 10-K, at December 31, 2001, we have a federal tax assessment liability of approximately $1.1 million and a related accrued interest liability of approximately $1.0 million, which reflect the results of a settlement with the IRS Appeals Division in December 2001. We are currently seeking an installment payment plan with the IRS.

     On October 24, 2001, we completed a transaction to purchase out of bankruptcy certain assets, but did not assume liabilities, of Century, an EMS company. As part of this transaction, we also purchased substantially all of the common stock of Century's subsidiary in Thailand. The aggregate purchase price was approximately $3.2 million in cash and was funded by our bank lines of credit. Approximately $1.5 million was funded by our $16 million domestic working capital line of credit and approximately $1.6 million was funded by our $3.6 million equipment line of credit.

     Specifically, we purchased from Century certain equipment and machinery for approximately $1.4 million and inventory for approximately $900,000. We will use some of the purchased assets at our other locations. We negotiated new facility leases in Marlborough, Massachusetts and Santa Clara, California. and began operations in Marlborough and Santa Clara in connection with the purchase of these assets. Also, as part of the Century agreement we purchased the common stock of the Century subsidiary in Thailand for approximately $900,000.

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

     We may not be able to successfully integrate the new facilities and operations into our overall business. We may not secure sufficient business in the facilities being opened in New England, Silicon Valley and Thailand. Also our debt-to-equity ratio may be adversely affected if the new facilities are not profitable or cash flow positive. If any adverse event related to these additional risk factors arising out of the Century transaction, or the concurrent development of our facilities, occurs, either alone, in conjunction with each other or in conjunction with one or more of the risk factors identified in our other filings with the SEC, there could be an adverse result in our operations or financial condition.

     Management believes that our cash resources and borrowing capacity on our working capital lines of credit are sufficient to fund operations for at least the next 12 months.



ENVIRONMENTAL MATTERS

     Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At December 31, 2001, we had a reserve of $431,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt. At December 31, 2001, the carrying amount of long-term debt (including current portion thereof but excluding bank lines of credit) was $9.6 million and the fair value was $9.1 million. The carrying values of our other financial instruments approximated their fair values. The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $95,000.

     It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Derivative financial instruments are recorded at fair value at each quarter end with realized and unrealized gains and losses reflected in current income. At December 31, 2001 we had a forward foreign currency contract to sell $60,000 for approximately 43,000 British pounds sterling between March 1, 2002 and March 29, 2002. The U.S. dollar to British pounds sterling exchange rate at December 31, 2001 was 1.45, which resulted in the forward contract having a current market value of $62,350.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS


     At the 2001 Annual Meeting of Stockholders, held on November 15, 2001, Clay M. Biddinger and Oscar B. Marx, III were elected as Class III directors. Directors whose terms of office continued after the meeting were James P. Burgess and Gregory L. Horton. There were 2,283,839 shares of Common Stock outstanding and entitled to vote at this meeting. Following is a summary of the results of voting:

                                                                    Votes
                                                                  Against or
                                                    Votes For      Withheld
                                                    ---------     ----------

Election of Clay M. Biddinger as director           2,148,531        5,939

Election of Oscar B. Marx, III as director          2,148,531        5,939


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

b.  Exhibits:

10.1 Lease between SMTEK New England and Cedar Marlboro Realty Corporation dated November 1, 2001 (including Guaranty).



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        February 11, 2002                      /s/ Kirk A. Waldron
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

7