Form 10-Q
period 2002-03-31
SMTEK INTERNATIONAL INC
filed 2002-05-10
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10 - Q


(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:        MARCH  31, 2002
                                          -------------------

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



Address of Principal Executive Offices:        200 Science Drive
                                               Moorpark, CA 93021

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



The registrant had 2,284,343 shares of Common Stock outstanding as of May 3, 2002.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                       SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         (In thousands except share amounts)

                                                             March 31,      June 30,
                                                                2002          2001
                                                           -------------    ---------
             ASSETS
Current assets:
   Cash and cash equivalents                                   $    838     $    224
   Accounts receivable, less allowance for doubtful
     accounts of $416 and $407, as of March 31,
     2002 and June 30, 2001, respectively                         9,290       11,905
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                         3,663        7,965
   Inventories                                                    7,738        6,833
   Prepaid expenses                                                 736          745
                                                               --------     --------
          Total current assets                                   22,265       27,672
                                                               --------     --------
Property, equipment and improvements, net of
   accumulated depreciation and amortization                      9,351        7,319
Other assets                                                        792          941
                                                               --------     --------
                                                               $ 32,408     $ 35,932
                                                               ========     ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of bank lines of credit payable             $  2,540     $  1,468
   Current portion of long-term debt                              2,525        2,109
   Accounts payable                                               6,409        6,161
   Accrued liabilities                                            4,960        4,556
                                                               --------     --------
          Total current liabilities                              16,434       14,294
                                                               --------     --------
Long-term liabilities:
   Long-term bank lines of credit payable                         1,989        4,638
   Long-term debt                                                 6,363        5,780
                                                               --------     --------
          Total long-term liabilities                             8,352       10,418
                                                               --------     --------
Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $1 par value;  1,000,000 shares
    authorized; no shares issued or outstanding                     -            -
   Common Stock, $.01 par value; 3,750,000 shares
    authorized; 2,284,343 and 2,282,339 shares
    issued and outstanding at March 31, 2002 and
    June 30, 2001, respectively                                      23           23
   Additional paid-in capital                                    37,028       37,018
   Accumulated deficit                                          (29,292)     (25,632)
   Accumulated other comprehensive loss                            (137)        (189)
                                                               --------     --------
          Total stockholders' equity                              7,622       11,220
                                                               --------     --------
                                                               $ 32,408     $ 35,932
                                                               ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.



                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)
                   (In thousands except per share amounts)


                                         Three Months Ended       Nine Months Ended
                                              March 31,               March 31,
                                         -------------------     -------------------
                                           2002        2001        2002        2001
                                         -------     -------     -------     -------
Revenues                                 $16,067     $25,008     $55,295     $70,080
Cost of goods sold                        15,677      21,715      50,939      61,482
                                         -------     -------     -------     -------
Gross profit                                 390       3,293       4,356       8,598
                                         -------     -------     -------     -------
Operating expenses:
  Administrative and selling               3,416       1,976       7,562       5,175
  Goodwill amortization                        9           9          28         661
                                         -------     -------     -------     -------
Total operating expenses                   3,425       1,985       7,590       5,836
                                         -------     -------     -------     -------
Operating income (loss)                   (3,035)      1,308      (3,234)      2,762
                                         -------     -------     -------     -------
Non-operating income (expense):
  Interest expense, net                     (283)       (319)       (846)     (1,120)
  Other income (expense), net                211         (41)        265         (78)
                                         -------     -------     -------     -------
Total non-operating expense, net             (72)       (360)       (581)     (1,198)
                                         -------     -------     -------     -------
Income (loss) before income taxes         (3,107)        948      (3,815)      1,564
Income tax provision (benefit)              (182)         22        (155)        (96)
                                         -------     -------     -------     -------
Net income (loss)                        $(2,925)    $   926     $(3,660)   $  1,660

Other comprehensive income (loss):
    Foreign currency
      translation adjustments                  8         (61)         52         (65)
                                         -------     -------     -------     -------
Comprehensive income (loss)              $(2,917)    $   865     $(3,608)    $ 1,595
                                         =======     =======     =======     =======

Basic earnings (loss) per share          $ (1.28)    $  0.41     $ (1.60)    $  0.73
                                         =======     =======     =======     =======
Diluted earnings (loss) per share        $ (1.28)    $  0.38     $ (1.60)    $  0.71
                                          ======     =======     =======     =======

Shares used in computing basic and
  diluted earnings (loss) per share:
    Basic                                  2,284       2,277       2,284       2,276
                                         =======     =======     =======     =======
    Diluted                                2,284       2,409       2,284       2,354
                                         =======     =======     =======     =======







See accompanying notes to unaudited condensed consolidated financial statements.

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                        Nine Months Ended
                                                            March 31,
                                                      ---------------------
                                                       2002          2001
                                                      -------       -------
Cash flows from operating activities:
  Net income (loss)                                   $(3,660)      $ 1,660
  Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
    Depreciation and amortization                       1,867         2,208
    Gain on sale of assets                               (203)          -
    (Increase) decrease in accounts receivable          2,976          (811)
    Decrease in costs and estimated earnings in
      excess of billings on uncompleted contracts       4,302           503
    Increase in inventories                              (517)       (2,994)
    Increase (decrease) in accounts payable              (166)          563
    Increase in other accrued liabilities                 284           308
    Other, net                                             26           (83)
                                                      -------       -------
Net cash provided by operating activities               4,909         1,354
                                                      -------       -------

Cash flows from investing activities:
  Capital expenditures                                 (3,830)       (1,938)
  Purchase of Century Thailand, net of cash received     (129)          -
  Proceeds from sale of assets                            325            16
                                                      -------       -------
Net cash used in investing activities                  (3,634)       (1,922)
                                                      -------       -------

Cash flows from financing activities:
  Repayments of bank lines of credit                   (1,622)         (700)
  Proceeds of long-term debt                            2,452         2,001
  Repayments of long-term debt                         (1,514)       (1,071)
  Proceeds from the exercise of stock options               7             9
                                                      -------       -------
Net cash provided by (used in) financing activities      (677)          239
                                                      -------       -------

Effect of exchange rate changes on cash                    16             2
                                                      -------       -------
Increase (decrease) in cash and cash equivalents          614          (327)

Cash and cash equivalents at beginning of period          224           532
                                                      -------       -------
Cash and cash equivalents at end of period            $   838       $   205
                                                      =======       =======

Supplemental cash flow information:
  Interest paid                                       $   677       $   946
  Income taxes paid                                        45            58
Non-cash investing activities:
  Capital expenditures financed by lease
    obligations and notes payable                          -            589
  Other obligations                                         2            25

See accompanying notes to unaudited condensed consolidated financial statements

                  SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Nine Months Ended March 31, 2002 and 2001


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

     We have seven wholly owned subsidiaries: SMTEK, Inc. (dba SMTEK Moorpark), located in Moorpark, California; Technetics, Inc. (dba SMTEK San Diego), located in San Diego, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK Europe Limited, located in Craigavon, Northern Ireland; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

     All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position, results of operations and cash flows as of and for the periods presented.

     We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2001 fell on June 29, 2001. In the accompanying condensed consolidated financial statements, the 2001 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on March 29, 2002 and March 30, 2001.

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

     Specifically, we purchased from Century certain equipment and machinery for approximately $1.4 million and inventory for approximately $900,000. We have and will continue to utilize some of the purchased assets at our other locations. We negotiated new facility leases in Marlborough, Massachusetts and Santa Clara, California and began operations in Marlborough and Santa Clara in connection with the purchase of these assets.

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
                                         ======

     Pro forma results of operations for the three and nine months ended March 31, 2002 and 2001, as if the acquisition of the Thailand subsidiary had occurred at the beginning of the period reported, follow (dollars in thousands). The pro forma results are not necessarily indicative of the results which would have occurred if the business combination had occurred on the date indicated:

                             Three Months Ended      Nine Months Ended
                                   March 31,              March 31,
                             -------------------    -------------------
                               2002       2001        2002        2001
                             -------     -------    -------     -------

Revenue                      $16,067     $26,735    $56,615     $76,474
                             =======     =======    =======     =======

Net income (loss)            $(2,925)    $   968    $(3,597)    $ 1,851
                             =======     =======    =======     =======

Earnings (loss) per share:
  Basic                      $ (1.28)    $  0.43    $ (1.57)    $  0.81
                             =======     =======    =======     =======
  Diluted                    $ (1.28)    $  0.40    $ (1.57)    $  0.79
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

                                    Three Months Ended         Nine Months Ended
                                         March 31,                 March 31,
                                  ----------------------     ----------------------
                                    2002         2001           2002         2001
                                  ---------    ---------     ---------    ---------
Net income (loss)                 $  (2,925)   $     926     $  (3,660)   $   1,660
                                  =========    =========     =========    =========

Weighted average shares:
  Basic weighted average
    number of common
    shares outstanding            2,284,343    2,277,110     2,283,910    2,276,015
  Dilutive effect of
    outstanding common
    stock equivalents                   -        131,974           -         78,024
                                  ---------    ---------     ---------    ---------
      Diluted weighed average
        number of common
        shares outstanding        2,284,343    2,409,084     2,283,910    2,354,039
                                  =========    =========     =========    =========

Earnings (loss) per share:
  Basic                           $   (1.28)   $    0.41     $   (1.60)   $    0.73
                                  =========    =========     =========    =========
  Diluted                         $   (1.28)   $    0.38     $   (1.60)   $    0.71
                                  =========    =========     =========    =========

     Because we had a net loss for the three and nine months ended March 31, 2002, there were no common stock equivalents which had a dilutive effect on earnings per share for such period. However, if we had reported net income rather than a loss for the three and nine months ended March 31, 2002, the additional diluted shares outstanding would have been 2,960 and 89,228 for the three and nine months ended March 31, 2002, respectively. Further, options to purchase approximately 571,700 shares of Common Stock at prices ranging from $3.75 to $10.00 which were outstanding at March 31, 2002, would not have been included in the computation of diluted earnings per share for the three and nine months ended March 31, 2002, because the exercise price of these options were greater than the average market price of the Common Stock. Options and warrants to purchase approximately 99,500 shares of Common Stock at prices ranging from $6.50 to $21.25 were outstanding at March 31, 2001, but were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2001, because the exercise price of these options and warrants were greater than the average market price of the Common Stock.

     Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity, were outstanding during the three and nine months ended March 31, 2002 and 2001, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Convertible subordinated debentures aggregating $323,000, due on May 15, 2001, and convertible at a price of $40.00 per share at any time prior to the May 15, 2001 maturity date are no longer outstanding for the three and nine months ended March 31, 2002; but were outstanding during the three and nine months ended March 31, 2001, and were excluded from the computation of diluted earnings per share because the effect would be antidilutive.



NOTE 4 - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

     We recognize revenues and cost of sales upon shipment of products except at our Moorpark subsidiary which uses the percentage of completion method to recognize revenues and cost of sales on certain of its long-term contracts with suppliers of electronic components and products. Percentage of completion is determined on the basis of costs incurred to total estimated costs. Contract costs include direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs are charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to cost of goods sold. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.

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

                                                 March 31,         June 30,
                                                   2002              2001
                                               -------------       --------
  Costs incurred to date on
    uncompleted contracts                        $ 83,277          $ 82,929
  Estimated earnings based on
    percentage of completion                        8,977            10,643
                                                 --------          --------
                                                   92,254            93,572
  Less:  Billings to date                         (88,591)          (85,607)
                                                 --------          --------
    Total costs and estimated
      earnings in excess of billings
      on uncompleted contracts                   $  3,663          $  7,965
                                                 ========          ========


NOTE 5 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                   March 31,       June 30,
                                                      2002           2001
                                                 -------------     --------
  Raw materials                                     $5,761          $3,929
  Work in process                                    1,804           2,700
  Finished goods                                       173             204
                                                    ------          ------
                                                    $7,738          $6,833
     Total inventories                              ======          ======



Note 6 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

     Property, equipment and improvements consist of the following (in thousands):

                                                   March 31,       June 30,
                                                      2002           2001
                                                 -------------     --------
Buildings and improvements                         $  3,801        $  2,827
Plant equipment                                      16,099          13,691
Office and other equipment                            2,886           2,614
Less accumulated depreciation and amortization      (13,435)        (11,813)
                                                   --------        --------
    Total property, equipment and improvements     $  9,351        $  7,319
                                                   ========        ========


NOTE 7- CREDIT AGREEMENTS

     At March 31, 2002, borrowings under our working capital facility for our domestic subsidiaries amounted to $2.0 million. After deducting for the borrowings, our available borrowing capacity as of March 31, 2002 was approximately $4.5 million. This credit facility matures on September 25, 2003. The line of credit contains certain financial covenants with which we were not in compliance at March 31, 2002. As a result, the terms of our lines of credit have been amended as of May 1, 2002. Under the new terms, our line of credit is currently $11.0 million, interest is at either the bank's prime rate (4.75% at March 31, 2002) plus 0.50% or a Eurodollar-base rate (1.86% at March 31, 2002) plus 3.25%, and covenants have been amended. We are currently and expect to be in compliance with the amended bank covenants.

     In addition, we also have a $3.6 million equipment line of credit to finance our capital expenditures, of which there was approximately $2.0 million in available borrowing capacity at March 31, 2002, which based on the amended credit facility terms, as discussed above, will not be available to us until a review by the bank at a future date. Each advance under the equipment line will have a five year term. Under the amended credit facility terms, interest is at either the bank's prime rate (4.75% at March 31, 2002) plus 0.50%, a fixed rate at closing, or a Eurodollar-base rate (1.86% at March 31, 2002) plus 3.25%.

     We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland subsidiary. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 70% of eligible receivables or 2,250,000 British pounds sterling (approximately $3.2 million at March 31, 2002), and bears interest at the bank's base rate (4.00% at March 31, 2002) plus 2.00%. At March 31, 2002, borrowings outstanding under this credit facility amounted to approximately $2.5 million and there was nominal available borrowing capacity. This line of credit matures on November 30, 2002.



NOTE 8 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     We operate in a single business segment - the EMS industry. Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

                                  Three Months Ended       Nine Months Ended
                                        March 31,               March 31,
                                  -------------------     -------------------
                                   2002        2001        2002        2001
                                  -------     -------     -------     -------

Revenues:
  United States                   $13,172     $20,599     $47,704     $55,349
  Northern Ireland                  2,603       4,409       6,950      14,731
  Thailand                            292         -           641         -
                                  -------     -------     -------     -------
     Total revenues               $16,067     $25,008     $55,295     $70,080
                                  =======     =======     =======     =======

                                  March 31,       June 30,
                                    2002            2001
                                  ---------       --------
Long-lived assets:
  United States                    $7,922          $5,997
  Northern Ireland                  1,578           1,779
  Thailand                            280             -
                                   ------          ------
     Total long-lived assets       $9,780          $7,776
                                   ======          ======


NOTE 9 - COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL MATTERS

     Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At March 31, 2002, we had a reserve of $431,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.


NOTE 10 - FOREIGN CURRENCY FORWARD CONTACTS

     It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," derivative financial instruments are recorded at fair value at each quarter end with realized and unrealized gains and losses reflected in current income. At March 31, 2002 we had a forward foreign currency contract to sell $60,000 for approximately 43,000 British pounds sterling before May 31, 2002. The U.S. dollar to British pounds sterling exchange rate at March 31, 2002 was 1.44. Had we exercised this contract on March 31, 2002, we would have realized a $1,300 gain on the transaction.


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

     We have seven wholly owned subsidiaries: SMTEK, Inc. (dba SMTEK Moorpark), located in Moorpark, California; Technetics, Inc. (dba SMTEK San Diego), located in San Diego, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK Europe Limited, located in Craigavon, Northern Ireland; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.


CRITICAL ACCOUNTING POLICIES

     In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified our most critical accounting policies that require significant management judgment or involve complex estimates upon which our financial status depends. The consolidated condensed financial statements and related notes within this Quarterly Report on Form 10-Q contain information that is pertinent to our accounting policies and to management's discussion and analysis and should also be read in conjunction with our 2001 Annual Report on Form 10-K as filed with the SEC on September 26, 2001. The information that follows describes specific disclosures about our accounting policies regarding risks, estimates, subjective decisions, or assessments that materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed.

     REVENUE AND COST RECOGNITION--We recognize revenues and cost of sales upon shipment of products except at our Moorpark subsidiary which uses the percentage of completion method to recognize revenues and cost of sales on certain of its long-term contracts with suppliers of electronic components and products. Percentage of completion is determined on the basis of costs incurred to total estimated costs. Contract costs include direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs are charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged to cost of goods sold. Other changes in contract price and estimates of costs and profits at completion are recognized prospectively. A change in our estimate of costs to complete could result in lower earnings than currently recorded.
A portion of the asset "costs and estimated earnings in excess of billings on uncompleted contracts" contains revenues recognized in excess of amounts billed.

     INVENTORIES--Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write downs may be required.

     LONG-LIVED ASSETS--Property, equipment and improvements are stated at cost. Depreciation and amortization are computed on the straight-line method. The principal estimated useful lives are: buildings - 20 years; improvements
- 10 to 18 years; and plant, office and other equipment - 3 to 7 years. Property, equipment and improvements acquired by our foreign operating unit are recorded net of capital grants received from the Industrial Development Board ("IDB") for Northern Ireland. Goodwill represents the excess of acquisition cost over the fair value of net assets of a purchased business, and is being amortized over 15 years. The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and if future undiscounted cash flows are believed insufficient to recover the remaining carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

     - the asset's ability to continue to generate income;

     - loss of legal ownership or title to the asset;

     - significant changes in our strategic business objectives and utilization of the asset; or

     - the impact of significant negative industry or economic trends

     ACCOUNTS RECEIVABLE--We perform ongoing credit evaluations of our customers and adjust credit limits based upon each customer's payment history and current credit worthiness, as determined by credit information available at that time. We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


RESULTS OF OPERATIONS

     We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2001 fell on June 29, 2001. In the accompanying condensed consolidated financial statements, the 2001 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on March 29, 2002 and March 30, 2001.

     Consolidated revenues for the three and nine months ended March 31, 2002 were $16.1 million and $55.3 million, respectively, compared to $25.0 million and $70.1 million, respectively, for the three and nine months ended March 31, 2001. The decreases in revenues of 36% and 21% for the three and nine months ended March 31, 2002, respectively, compared to the same periods of the prior year, were primarily due to the current downward economic and EMS market trends in the United States. Currently our Moorpark facility is entering into sales contracts consistent with our other locations, and as such is recognizing revenue on these new arrangements upon shipment of products rather than on the percentage of completion method. We expect revenues to be negatively impacted during the next three to nine months as a result of this change in business practice. Starting in the third quarter of fiscal 2001, existing customers began to defer shipments, and some have cancelled orders. Under normal circumstances, there is a gestation period of six to twelve months once a new order/product is received from a new customer.

     Consolidated gross profit for the three and nine months ended March 31, 2002 was $390,000 (2.4% of sales) and $4.4 million (7.9% of sales), respectively, compared to $3.3 million (13.2% of sales) and $8.6 million (12.3% of sales) for the three and nine months ended March 31, 2001, respectively. Gross profit for the three and nine months ended March 31, 2002 was positively impacted by the benefit received from inventory used during the period that was purchased at a discount from the bankruptcy of Century Electronics Manufacturing, Inc. ("Century"). Excluding the positive impact from these reduced inventory costs, we estimate that the consolidated gross profit for the three and nine months ended March 31, 2002 would have been approximately negative $50,000 (-0.3% of sales) and $3.1 million (5.6% of sales), respectively. We expect this benefit to continue for the next three to six months, although the amount and impact of the benefit recognized may be less in future periods. The decrease in gross profit and gross profit margin, excluding the purchase benefit, was due to several factors. Revenues have been declining at a faster rate than the decline in cost of sales, as fixed costs have been spread over a smaller volume of production; and also during the quarter ended March 2002, we recorded a $400,000 inventory write down for excess/slow moving materials.

     Administrative and selling expenses for the three and nine months ended March 31, 2002 were $3.4 million and $7.6 million, respectively, compared to $2.0 million and $5.2 million for the three and nine months ended March 31, 2001, respectively. The increase was due to selling and administrative expenses incurred in our new facilities and to the expansion of our managerial and administrative staff during fiscal 2001 caused by our growth during the past fiscal year, recognition of a $342,000 bad debt provision in the third quarter of 2002, recognition of a $510,000 loss related to the lease at our former Thousand Oaks facility in the third quarter of 2002, and relocation expenses relating to our San Diego (first quarter 2002) and Moorpark (third quarter 2002) facilities.

     Goodwill amortization decreased to $9,000 and $28,000 during the three and nine months ended March 31, 2002, respectively, from $9,000 and $661,000 for the three and nine months ended March 31, 2001, respectively. The reduction occurred because we had fully amortized, as of December 31, 2000, the goodwill of $6.3 million, which arose from our acquisition of SMTEK, Inc. in January 1996.

     Total non-operating expense was $72,000 and $581,000 for the three and nine months ended March 31, 2002, respectively, compared to $360,000 and $1.2 million for the three and nine months ended March 31, 2001, respectively. The primary reason for this decrease was due to a gain on sale of assets of $203,000 in the third quarter 2002 and the decrease in interest expense as a result of lower average interest rates and lower levels of debt outstanding during the three and nine months ended March 31, 2002 as compared to the three and nine months ended March 31, 2001.

     We had an income tax benefit of $182,000 and $155,000 for the three and nine months ended March 31, 2002, respectively, as compared to income tax expense of $22,000 and income tax benefit $96,000 for the three and nine months ended March 31, 2001, respectively. The three and nine months ended March 31, 2002 amounts reflect a $164,000 income tax benefit resulting from passage of the 2002 Stimulus Package providing for the recovery of our alternative minimum taxes paid in fiscal years 2000 and 2001. Without this item, we would have reported an income tax benefit of $18,000 and income tax expense of $9,000 for the three and nine months ended March 31, 2002, respectively. The three and nine months ended March 31, 2001 amounts reflect a $64,000 and $218,000, respectively, of income tax benefit resulting from a reduction of a recorded liability for a federal tax assessment related to prior years, as discussed in Note 6 of our 2001 Annual Report on Form 10-K. Without these items, we would have reported income tax provisions of $86,000 and $122,000 in the three and nine months ended March 31, 2001, respectively. Our tax rate is lower than the statutory income tax rates due to the utilization of federal and state net operating loss carryforwards. During fiscal year 2001, we had utilized a majority of our California state net operating loss carryforwards, however, this ceased during fiscal year 2002 as we have incurred operating losses. Based on the level of historical losses, management believes that it does not have the basis to conclude that it is more likely than not that the deferred tax assets will be realized, and therefore, has recorded a 100% valuation allowance to offset the net deferred assets.

     Net loss for the three and nine months ended March 31, 2002, was $2.9 million and $3.7 million, respectively, or $1.28 and $1.60 loss per diluted share, respectively, compared to net income of $926,000 and $1.7 million for the three and nine months ended March 31, 2001, or $0.38 and $0.71 per diluted share. This decrease is primarily due to lower revenues and higher administrative and selling expenses, slightly offset by lower cost of sales, goodwill amortization and non-operating expense.



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

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 144 (see below) upon adoption. We will adopt SFAS No. 142 as of July 1, 2002. We are assessing the impact of SFAS No. 142.

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


LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are our cash and cash equivalents, which amounted to $838,000 at March 31, 2002, and amounts available under our bank lines of credit, which amounted to $4.5 million. During the nine months ended March 31, 2002, cash and cash equivalents increased by $614,000. This increase resulted from cash provided by operations of $4.9 million, offset by $3.8 million for the purchase of capital expenditures and $684,000 net repayment of debt.

     Net cash provided by operating activities of $4.9 million for the nine months ended March 31, 2002 was attributable primarily to a decrease of $4.3 million in costs and estimated earnings in excess of billings on uncompleted contracts, a decrease of $3.0 million in accounts receivables and $1.9 million in depreciation and amortization, offset by the year to date net loss of $3.8 million and an increase of $517,000 in inventory. Substantially all of the costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2002 are expected to be billed and collected within 180 days of that date.

     Net cash used in investing activities was $3.6 million for the nine months ended March 31, 2002 compared to net cash used in investing activities of $1.9 million for the nine months ended March 31, 2001. We utilized cash of $3.8 million and $1.9 million for capital expenditures for the nine months ended March 31, 2002 and 2001, respectively. Amounts financed by notes payable were approximately $2.5 million and $2.6 million for the nine months ended March 31, 2002 and 2001, respectively. In the nine months ended March 31, 2002 we also utilized cash of $129,000 to purchase the common stock of Century's subsidiary in Thailand. Our subsidiaries require continuing investment in plant and equipment to remain competitive as technology evolves and to increase production capacity to accommodate potential business growth and expansion.

     We anticipate that additional expenditures of as much as $650,000 may be incurred during the remainder of fiscal 2002, primarily to improve production efficiency at our Moorpark, San Diego and New England subsidiaries. A substantial portion of these capital expenditures are expected to be financed by our line of credit or other notes/leases payable.

     Net cash used in financing activities was $677,000 for the nine months ended March 31, 2002 compared to net cash provided by financing activities of $239,000 for the nine months ended March 31, 2001. As discussed further in
Note 5 to the notes to the consolidated financial statements in our June 30, 2001 Form 10-K, we have bank lines of credit to finance the working capital requirements of our domestic and foreign operations. At March 31, 2002, we had approximately $4.5 million available to borrow under our revolving bank lines of credit.

     At March 31, 2002, borrowings under our working capital facility for our domestic subsidiaries amounted to $2.0 million. After deducting for the borrowings, our available borrowing capacity as of March 31, 2002 was approximately $4.5 million. This credit facility matures on September 25, 2003. The line of credit contains certain financial covenants with which we were not in compliance at March 31, 2002, as a result, the terms of our lines of credit have been amended as of May 1, 2002. Under the new terms, our line of credit currently is $11 million, interest is at either the bank's prime rate (4.75% at March 31, 2002) plus 0.50% or a Eurodollar-base rate (1.86% at March 31, 2002) plus 3.25%, and covenants have been amended. We are currently and expect to be in compliance with the amended bank covenants.

     In addition, we also have a $3.6 million equipment line of credit to finance our capital expenditures, of which there was approximately $2.0 million in available borrowing capacity at March 31, 2002, which based on the amended credit facility terms, as discussed above, will not be available to us until a review by the bank at a future date. Each advance under the equipment line will have a five year term. Under the amended credit facility terms, interest is at either the bank's prime rate plus 0.50%, a fixed rate at closing, or at a Eurodollar-base rate plus 3.25.

      We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland subsidiary. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 70% of eligible receivables or 2,250,000 British pounds sterling (approximately $3.2 million at March 31, 2002), and bears interest at the bank's base rate (4.00% at March 31, 2002) plus 2.00%. At March 31, 2002, borrowings outstanding under this credit facility amounted to approximately $2.5 million and had nominal available borrowing capacity. This line of credit matures on November 30, 2002.

     At March 31, 2002 the ratio of current assets to current liabilities was
1.4 to 1.0 compared to 1.9 to 1.0 at June 30, 2001. The decrease in the working capital ratio is due to decreases in our cost and estimated earnings in excess of billings balance and our accounts receivable balances and increases in our inventory and line of credit balances. At March 31, 2002, we had $5.8 million of working capital. At March 31, 2002, we had long-term borrowings of $8.4 million which was lower than the balance at June 30, 2001 of $10.4 million.

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

     As a result of the acquisition of Century assets, we entered into a seven year lease of a 69,400 square foot facility in Marlborough, Massachusetts and we also entered into a seven month lease, subject to an option for a long-term extension, of a 44,700 square foot facility in Santa Clara, California. The current month base rents are approximately $33,000 and $32,000 for Marlborough and Santa Clara, respectively.

     SMTEK Moorpark has moved to a remodeled facility in Moorpark, California, from its former location in Thousand Oaks. The Thousand Oaks building is being marketed for a subtenant. This lease does not expire until May 31, 2004. We currently expect to sublease the Thousand Oaks building. If we are unable to find a subtenant, we will be responsible for cost and expenses associated with holding a vacant building in addition to amounts under the lease agreements. During the quarter ended March 31, 2002, we recognized approximately $510,000 in administrative and selling expenses related to the write off of leasehold improvements and holding expenses related to the maintenance of the now vacant building. Monthly rent for the Thousand Oaks building is approximately $35,000.

     As more fully described in Note 6 to the notes to our consolidated financial statements in our June 30, 2001 Form 10-K, at March 31, 2002, we have a federal tax assessment liability of approximately $1.1 million and a related accrued interest liability of approximately $1.1 million, which reflect the results of a settlement with the IRS Appeals Division in December 2001. We are currently seeking an installment payment plan with the IRS.

     On October 24, 2001, we completed a transaction to purchase out of bankruptcy certain assets, but did not assume liabilities, of Century, an EMS company. As part of this transaction, we also purchased substantially all of the common stock of Century's subsidiary in Thailand. The aggregate purchase price was approximately $3.2 million in cash and was funded by our bank lines of credit. Approximately $1.5 million was funded by our domestic working capital line of credit and approximately $1.6 million was funded by our equipment line of credit.

     Specifically, we purchased from Century certain equipment and machinery for approximately $1.4 million and inventory for approximately $900,000. We have and will continue to use some of the purchased assets at our other locations. We negotiated new facility leases in Marlborough, Massachusetts and Santa Clara, California and began operations in Marlborough and Santa Clara in connection with the purchase of these assets. Also, as part of the Century agreement we purchased the common stock of the Century subsidiary in Thailand for approximately $900,000.

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

     We may not be able to successfully integrate the new facilities and operations into our overall business. We may not secure sufficient business in the facilities being opened in New England, Santa Clara and Thailand.
Also, our debt-to-equity ratio may be adversely affected if the new facilities are not profitable or cash flow positive. If any adverse event related to these additional risk factors arising out of the Century transaction, or the concurrent development of our facilities, occurs, either alone, in conjunction with each other or in conjunction with one or more of the risk factors identified in our other filings with the SEC, there could be an adverse result in our operations or financial condition.

     Management believes that our cash resources and borrowing capacity on our working capital lines of credit are sufficient to fund operations for at least the next 12 months.


ENVIRONMENTAL MATTERS

     Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At March 31, 2002, we had a reserve of $431,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt. At March 31, 2002, the carrying amount of long-term debt (including current portion thereof but excluding bank lines of credit) was $8.9 million and the fair value was $8.4 million. The carrying values of our other financial instruments approximated their fair values. The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $75,000.

     It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. Derivative financial instruments are recorded at fair value at each quarter end with realized and unrealized gains and losses reflected in current income. At March 31, 2002 we had a forward foreign currency contract to sell $60,000 for approximately 43,000 British pounds sterling before May 31, 2002. The U.S. dollar to British pounds sterling exchange rate at March 31, 2002 was 1.44. Had we exercised this contract on March 31, 2002, we would have realized a $1,300 gain on the transaction.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    10.1 Amendment No. 2 to Credit Agreement, dated May 1, 2002, between the Company and Comerica Bank.

b.  Reports on Form 8-K:

         On February 19, 2002, we filed a Form 8-K acknowledging that exploratory discussions of a possible merger with Electronic Product Integration Corporation were underway.

         On March 5, 2002, we filed a Form 8-K indicating the exploratory merger discussions with Electronic Product Integration Corporation had ended.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        May 10, 2002                      /s/ Kirk A. Waldron
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

20