Form 10-K
period 2002-06-30
SMTEK INTERNATIONAL INC
filed 2002-09-26
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                    FORM 10-K
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 2002
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

Address of Principal Executive Offices:     200 Science Drive
                                            Moorpark, CA 93021
                                           _________________________
Registrant's Telephone Number:              (805) 532-2800
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price as reported by the Nasdaq Small Cap Market on September 20, 2002 was $2,170,100. The registrant had 2,284,343 shares of Common Stock outstanding as of September 20, 2002.


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

     Specified parts of our Annual Report to Stockholders for our fiscal year ended June 30, 2002 are incorporated by reference into Parts I and II hereof. Specified parts of our Proxy Statement for our 2002 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of our fiscal year, are incorporated by reference into Part III hereof.

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


                                     PART I


Item 1.   BUSINESS


GENERAL

     SMTEK International, Inc. (the "Company," "we," "us" or "our"), a Delaware corporation, is an electronics manufacturing services ("EMS") provider to original equipment manufacturers ("OEMs") primarily in the industrial and instrumentation, medical, telecommunications, security, financial services automation and aerospace and defense industries. We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry.

     We have seven wholly owned subsidiaries: SMTEK, Inc. (aka SMTEK Moorpark), located in Moorpark, California; Technetics, Inc. (dba SMTEK San Diego), located in Poway, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK Europe Limited, located in Craigavon, Northern Ireland; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

     On October 24, 2001, we completed a transaction to purchase certain assets, but not assume any liabilities, of Century Electronics Manufacturing, Inc. ("Century"), an EMS company that filed for bankruptcy. As part of this transaction, we also purchased substantially all of the common stock of Century's subsidiary in Thailand. The aggregate purchase price of this transaction was approximately $3.2 million.

     In July 2001, SMTEK San Diego moved its entire operations into a 45,000 square foot facility in Poway, California under a ten year lease. In March 2002, SMTEK Moorpark moved its entire operations into an 115,000 square foot facility in Moorpark, California under a ten year lease.

     We were incorporated in California in 1959 and were reincorporated in Delaware in 1986. We changed our name from Data-Design Laboratories, Inc. to DDL Electronics, Inc. in December 1993, and in October 1998 our name was changed to SMTEK International, Inc. Our executive office is currently located at 200 Science Drive, Moorpark, California 93021, telephone (805) 532-2800.


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

     Our EMS operations provide both turnkey and consignment electronics manufacturing services using surface mount and through-hole interconnection technologies. We conduct our domestic business through our facilities in Moorpark, San Diego, Fort Lauderdale, Marlborough and Santa Clara and our foreign operations in our SMTEK Europe Limited subsidiary in Northern Ireland and our SMTEK International Thailand Limited subsidiary in Ayutthya, Thailand. Our EMS operations do not fabricate any of the components used in these processes.

    The materials procurement element of our turnkey services consists of the planning, purchasing, expediting, warehousing and financing of the components and materials required to assemble a board-level or system-level assembly. Customers have increasingly required us and other EMS providers to purchase some or all components directly from component manufacturers or distributors and to finance the components and materials. Customers usually incur costs in qualifying EMS providers and there is a learning curve for both the customer and the EMS provider in terms of producing the product, redesigns and refinements of products. Once a relationship is established, we believe that customers experience difficulty in expeditiously and effectively reassigning a turnkey project to a new assembler or in taking on the project themselves.

     As a consequence of the relative difficulty of a customer to change EMS providers, our company faces the obstacle of attracting new customers away from their existing EMS providers, or from the customers' in-house assembly operations.


MARKETS AND CUSTOMERS

     Our sales and the percentage of our consolidated sales to the principal end-user markets we serve for the last three fiscal years are as follows (dollars in thousands):

                                               Year ended June 30,
                                -------------------------------------------------
           Markets                   2002             2001             2000
-----------------------------   ---------------  ---------------  ---------------
Medical                         $26,212   35.3%  $25,093   27.5%  $12,921   18.4%
Industrial controls
 and instrumentation             22,514   30.3    38,626   42.4    19,108   27.2
Telecommunications               13,306   17.9    10,714   11.8     9,543   13.6
Aerospace and defense             7,124    9.6     5,693    6.2    15,718   22.4
Security                          1,461    2.0       689    0.8       484    0.7
Financial services automation       283    0.4     8,904    9.8    10,803   15.4
Other                             3,322    4.5     1,429    1.5     1,675    2.3
                                -------  -----   -------  -----   -------  -----
    Total                       $74,222  100.0%  $91,148  100.0%  $70,252  100.0%
                                =======  =====   =======  =====   =======  =====

     See Note 11 to the consolidated financial statements for information on our revenues and long-lived assets by geographical area.

     We market our EMS services through both direct sales personnel and through independent representatives. Our marketing strategy is to develop close relationships with, and to increase sales to, certain existing and new major OEM customers. This includes becoming involved at an early stage in the design of these customers' new products. We believe this strategy is necessary to keep abreast of rapidly changing technological needs and to develop new EMS processes, so as to enhance our EMS capabilities and our position in the industry. As a result of this strategy, however, fluctuations experienced by one or more of our customers in demand for their products may have and have had adverse effects on our sales and profitability. (See "Risk Factors that May Affect Your Decision to Invest in Us").


BACKLOG

     At June 30, 2002, 2001 and 2000, our backlog was $45.4 million, $59.0 million and $53.4 million, respectively. Backlog is comprised of orders believed to be firm for products that have scheduled shipment dates within the next six to twelve months. We expect to ship a substantial portion of the backlog within 90 days, although the continuation of current economic conditions or other risk factors may alter those expectations.

     Some orders in the backlog may be cancelled under certain conditions. In addition, the timing of orders from major customers may result in significant fluctuations in our backlog and operating results from period to period.

     Accordingly, we believe that backlog may not be a reliable indicator of future operating results.


RISK FACTORS THAT MAY AFFECT YOUR DECISION TO INVEST IN US

     There are a variety of risk factors noted below and elsewhere in this Report on Form 10-K (the "Report" or "Form 10-K") and our other filings with the SEC that may affect your investment with us. In evaluating our business, you should carefully review the risk factors cited below as well as all other statements, notes and figures in this Form 10-K. Our business presents a risk due to, among other considerations, the significant volatility of our stock, particularly on a quarterly basis. Our business is also part of a highly dynamic and competitive industry, which can also result in the volatility of our stock price.

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

     Many of our competitors have also made substantial capital expenditures in recent years and operate technologically advanced EMS facilities. Further, some of our customers have substantial in-house EMS capabilities. There is a risk that, in periods when these customers are operating at less than full capacity, they will use their own facilities rather than contract with us. Despite this risk, we believe we have not currently experienced a significant loss of business to OEMs' captive assembly operations. However, there can be no assurance that future losses in this regard will not occur.

     Another factor that presents a continuing risk is the inability of EMS companies to have their customers take back unneeded inventory (See the risk factor below dealing with "Components And Materials May Be Expensive, Unavailable, Or Difficult To Timely Purchase; Components And Materials May Also Be Difficult To Sell"). This has also affected us and may occur more frequently if the current economic conditions do not appreciably improve. We can provide no assurance that we will not be forced to sell our customers' unneeded inventory that we hold. If we sell the excess inventory, we may have to sell any or all of the inventory for a loss. This situation, if it comes to pass, may adversely affect our business, operating results and financial condition.


     If the Market for Our Services Does Not Improve, or If General Economic Conditions Continue to Adversely Affect Our Business or Industry, We Expect To Continue To Suffer Losses.

     Since the end of our third quarter of fiscal 2001, and then more recently since the event of September 11, 2001, our existing customers scheduled out and/or canceled orders. As we begin our new fiscal year, we are uncertain whether the soft demand for goods and services, including those goods and services our customers provide, will improve. We believe this is a result of the general downturn in economic conditions and continued effects of the event of September 11, 2001.

     Further, we have opened new facilities and moved existing subsidiary businesses into larger facilities. This has caused us an increase in costs and excess capacity. When combined with the current economic conditions, this presents a significant risk to our operating results and financial condition. (See also Risk Factor below entitled: "Our New Facilities and Strategic Expansion Have Not Yielded the Benefits We Expected and Could Adversely Affect Our Financial Condition.")

While we have taken cost reduction measures and attempted to improve efficiencies in our subsidiaries' facilities, we may continue to experience a material adverse effect on our operating results and in our financial condition if the current economic conditions continue for an extended period of time, or if we do not manage the facilities toward profitability. We may also be unable to assimilate the new facilities into our operations, or we may have to close one or more of our existing facilities which may further adversely affect our operating results and our financial condition.

     Our Domestic Line of Credit Agreement Contains Certain Financial Covenants That Must Be Met. Our Northern Ireland Line of Credit Agreement Renews in November 2002.

     At December 31, 2001, we violated certain covenants in our domestic line of credit agreement with our bank. In February 2002, the bank waived these covenant violations. At March 31, 2002, we violated certain covenants in our domestic line of credit agreement. In May 2002, the bank either removed or amended the related restricted covenants in an amendment to the credit agreement. At June 30, 2002, we were in compliance with the amended covenants to the credit agreement. In anticipation of future projected covenant violations, during September 2002, we amended the May 2002 covenants with the bank. This line of credit agreement renews in September 2003. In the event of default under our line of credit agreement, any and all outstanding borrowings could be immediately due and payable. This may create significant operating and financial restrictions on us, further causing an adverse effect to our financial condition and operating results.

     Our Northern Ireland line of credit agreement is also set to renew in November 2002. We can provide no assurance that the agreement will be renewed and on what terms any renewal could occur. However, at this time the bank has not indicated that it will not renew our line of credit agreement.


     Our New Facilities and Strategic Expansion Have Not Yielded the Benefits We Expected and Could Adversely Affect Our Financial Condition.

     We moved the operations of two of our subsidiaries, SMTEK, Inc. and Technetics, Inc., during fiscal year 2002 from Thousand Oaks, California and El Cajon, California, respectively, to larger facilities in Moorpark, California and Poway, California, respectively. The Poway and Moorpark leases each have a term of ten years

     While Technetics, Inc. was released from the El Cajon lease, SMTEK, Inc. is still liable for the Thousand Oaks facility lease and continues paying rent to the landlord without a subtenant on a lease which expires on May 31, 2004. While there are active measures being taken to sub-lease or re-lease the premises in Thousand Oaks, there is no assurance that a sub-tenant or new tenant will be found. The failure to secure a sub-tenant or new tenant may cause an adverse result in our operating or financial conditions.

     We also have entered into long-term leases for facilities related to our new operations in Marlborough, Massachusetts and Santa Clara, California.

     A majority of our facilities continue to have excess capacity. The increased costs, rent, excess capacity and expenses are likely to continue to adversely affect our business, operating results or financial conditions regardless of whether any of the other risk factors occur, particularly during fiscal year 2003. Our strategic direction in expanding during this economic climate has given and may continue to give rise to unforeseen costs.

     Our Industry is Often Described as Having Low Profit Margins.
     The Current Economic Downturn May Result in Even Lower Profit Margins For Our Company As Well as Our Industry.

     The EMS industry is often described as having low profit margins. Oftentimes, if not always, customers have sought and have continued to seek price reductions. Unless we successfully achieve further material cost reductions, efficiencies and productivity gains, we may experience a material adverse effect on our operating results and our financial condition. There can be no assurance, however, whether reductions in materials costs will be effective or adequate to compensate for such price reductions.

     If We Lose Any One Of Our Larger Customers, It May Adversely Affect Our Results And Financial Condition

     The loss of one or more of our larger customers, or a reduction in their level of orders, could have an adverse effect on our business, results of operations and financial condition. See Note 11 to the consolidated financial statements for information on our three largest customers.


     Our Operating Results Are Likely To Materially Fluctuate

     Our operating results are affected by a number of factors. These include:

     -  the timing of orders from and shipments to major customers,

     -  availability and cost of materials and components,

     -  the volume of orders relative to our capacity,

     -  timing of expenditures in anticipation of future sales,

     -  the gain or loss of significant customers,

     - variations in the mix between consignment and turnkey arrangements with customers,

     -  variations in the demand for products in the industries we serve,

     -  quality issues and general economic conditions

     - the development and introduction of new products and technologies by our customers and our customers' competitors

     In addition to fluctuations from day to day operations, our operating results will also be affected by the following:

     - excess capacity at the various subsidiary plants, which may entail attempts to limit liabilities of leases, selling or subleasing equipment, and other measures of that nature,

     - our debt load is increasing and may rise to a point that over-extends our cash-flow capacity,

     - our domestic line of credit agreement contains certain financial covenants that must be attained and our Northern Ireland line of credit agreement with the bank renews during November 2002 (See
        Risk Factor entitled "Our Domestic Line of Credit Agreement Contains Certain Financial Covenants That Must Be Met. Our Northern Ireland Line of Credit Agreement Renews in November 2002.")

     - our fixed costs are significantly higher than the last fiscal year due to the Century asset purchase, excess capacity in existing plants, and the failure to sub-lease or re-lease the Thousand Oaks facility.

     A significant portion of our expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Our inability to adjust expenditures quickly enough to compensate for a decline in net sales may magnify the adverse impact of a decline in our results of operations.


     Our Stock Price Has Been And Continues To Be Volatile. Based Upon Any Number of Factors, We May Face Delisting Proceedings From Nasdaq.

     The market price for our common stock continues to be volatile due to various factors. These factors include, but are not limited to:

     -  the stock float being relatively small and thinly traded

     - announcements by us or our competitors of new contracts, or technological innovations;

     -  fluctuations in our quarterly and annual operating results;

     -  acquisition-related announcements; and

     -  general market conditions.

     In addition, our stock price, in recent years has experienced significant price fluctuations for a variety of reasons, both internal to us and due to external conditions.

     Currently, we are trading near $1.00. Under Nasdaq rules, if we trade below $1.00 for thirty consecutive days, or if any other events occur, including falling below $2.5 million in shareholders' equity, we could face delisting proceedings from Nasdaq and be listed on the over-the-counter market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which is generally considered to be a less efficient market than markets such as Nasdaq or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult:
(i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

     Components And Materials May Be Expensive, Unavailable, Or
     Difficult To Timely Purchase; Components and Materials May Also Be Difficult To Sell

     For our surface mount assemblies and turnkey operations, we purchase components and material from approved suppliers. Any failure on the part of these suppliers to deliver required components to us or any failure of such components to meet performance requirements could impair our ability to meet scheduled shipment dates. This in turn could delay completing our sales and receipt of payment, which may adversely affect our business, financial condition and results of operations. From time to time, we have experienced, and may in the future experience, shortages of certain types of electronic components. These shortages may increase our costs and may also cause us to experience delays in deliveries to our customers.

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

     In fiscal 2002, we entered into several inventory consignment programs with several of our vendors. These programs were designed to reduce the lead time on program parts, reduce the quotation process timetable, provide competitive pricing, provide protection during periods of shortages and reduce overhead costs. However, the programs do not necessarily avoid shortages or price fluctuations with regard to certain important parts or materials nor do the programs protect against all circumstances facing our customer, our supplier or us.

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

     Our Debt Profile May Change and May Affect Our Operations And Financial Condition

     At June 30, 2002, our debt-to-equity ratio was 2.92 to 1.00. Several factors, including but not limited to, a continued prolonged economic downturn, capital investment to increase production or acquisition of other EMS companies, may significantly change our debt profile. Such events or conditions could have a material adverse effect on our business, financial condition and results of operations in the future.

     Our Northern Ireland Subsidiary Has Economic Challenges and Faces Additional Risks Different From Our Domestic Subsidiaries

     Our subsidiary in Northern Ireland, SMTEK Europe, has largely, though not completely, avoided the turmoil in that area over the years of its operation. However, we are unable to provide any assurance that our subsidiary will not be affected by the continued political instability in that area.

     Further, we are a guarantor on our subsidiary's $3.8 million line of credit with Ulster Bank Markets. Also, SMTEK Europe is subject to a government loan, which is subject to covenants and conditions, including the number of employees that must be employed at the facility. This government loan, as well as the existence of a labor union at SMTEK Europe, may adversely affect the ability of SMTEK Europe to be flexible in cutting labor and other costs. There may be an adverse effect on our operating results and financial condition, as well as our business, if SMTEK Europe does not meet its economic challenges.

     Our Thailand Facility Has Economic Challenges and Faces Additional Risks Different from Our Domestic Subsidiaries

     We own 4,999,992 out of 5,000,000 shares of stock in the Thailand facility. Thailand is generally considered to have less economic stability than most mainland European nations or the United States of America.
Further, the facility in Thailand has essentially one customer, a telecommunications company which, if it defers or cancels orders, will have a material effect on the Thailand facility performance. This in turn could adversely impact our operating results and financial condition.

     Our Foreign Facilities in Thailand and Northern Ireland Face Unique Challenges That Our Domestic Facilities Do Not Face

     Our foreign operations have risks that may affect our operating results and financial condition. These risks include:

     - the fluctuations of foreign currencies against the U.S. dollar in our reported results,

     -  import and export duties, and value added taxes,

     - import and export regulation changes that could increase costs, increase losses or erode any profitability that may exist,

     -  potential restrictions on the transfer of funds,

     -  inflexible employee contracts in the event of business downturns, and

     -  the burden and cost of interaction between foreign and U.S. laws.

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

     Our Success Depends On Our Ability To Retain and Recruit Key Personnel

     Our success depends in large part on our ability to recruit and retain highly skilled technical, managerial, sales, and other administrative and staff personnel. In spite of the economic slowdown, competition for such personnel remains intense. In addition, our workforce reductions over fiscal year 2002 have increased our dependence on the remaining personnel, as we are relying on our current personnel to assume additional responsibilities. The loss of services of any of our key personnel or our failure to retain and attract qualified personnel in the future could make it difficult for us to meet our key objectives, such as timely manufacture and delivery of products, among other objectives.


OUR ENVIRONMENTAL CLEAN-UP CONTINUES AT ANAHEIM, CALIFORNIA FACILITY

     See Note 10 to the consolidated financial statements for information regarding environmental matters.


OUR TAX ISSUES WITH THE IRS CONTINUES

     See Note 6 to the consolidated financial statements for information relating to our tax liabilities.

EMPLOYEES

     At August 23, 2002, we had approximately 650 employees. Given the growth of our business and the quick response time required by our customers, we seek to maintain labor flexibility to scale up or down our operations as necessary to maximize efficiency. We also use skilled temporary labor. In Europe, approximately 30 of our employees are members of a union. None of our employees in the United States and Thailand are covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.



Item 2.  PROPERTIES

     The following table lists our principal plants and properties:

                                                Owned
                                    Square        or
       Location                     Footage     Leased              Use
-------------------------------     -------     ------     ----------------------
Moorpark, California (A)            115,000     Leased     Executive offices,
                                                            Assembly plant
Poway, California (A)                45,000     Leased     Assembly plant/offices
Fort Lauderdale, Florida              8,400     Leased     Assembly plant/offices
Craigavon, Northern Ireland (B)      67,000     Owned      Assembly plant/offices
Marlborough, Massachusetts (C)       69,400     Leased     Assembly plant/offices
Santa Clara, California (D)          44,700     Leased     Assembly plant/offices
Ayutthya, Thailand                   12,000     Leased     Assembly plant/offices
Thousand Oaks, California (A)        45,000     Leased     Vacant

(A) The operations and corporate headquarters moved from the Thousand Oaks facility into the Moorpark facility in March 2002. A tenant for the Thousand Oaks building is currently being sought. The San Diego facility moved from El Cajon to Poway, both in San Diego County.
     A new tenant began leasing the El Cajon facility in November 2001.

(B) The Northern Ireland property is pledged as security for an installment loan payable to the Industrial Development Board ("IDB") for Northern Ireland, from which the property was purchased. This loan had an outstanding balance of approximately $697,000 as of June 30, 2002.

(C) An eight-year lease was signed for the Marlborough facility during fiscal year 2002. It is attached as an exhibit to our December 31, 2001 Form 10-Q.

(D) A new three-year lease was signed for the Santa Clara facility after fiscal year 2002, in July 2002. It is attached as an exhibit to this Form 10-K.

     For further discussion on our new facilities in Moorpark, San Diego, Marlborough and Santa Clara, see "Risk Factors that May Affect Your Decision to Invest in Us-Our New Facilities and Strategic Expansion Have Not Yielded the Benefits We Expected and Could Adversely Affect Our Financial Condition."


Item 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings. We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the three months ended June 30, 2002.


                                PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The information set forth under the caption "Market and Dividend Information" in the our 2002 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Five-Year Financial Summary" in our 2002 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2002 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" in our 2002 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements later in this Report under
Item 14(a)(1).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                     PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to our proxy statement for our 2002 Annual Meeting of Stockholders, to be filed with the SEC, on or before 120 days following June 30, 2002, or if not filed by such date, as an amendment to this Report to be filed on or before such date.


Item 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference to our proxy statement for our 2002 Annual Meeting of Stockholders, to be filed with the SEC, on or before 120 days following June 30, 2002, or if not filed by such date, as an amendment to this Report to be filed on or before such date.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to our proxy statement for our 2002 Annual Meeting of Stockholders, to be filed with the SEC, on or before 120 days following June 30, 2002, or if not filed by such date, as an amendment to this Report to be filed on or before such date.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to our proxy statement for our 2002 Annual Meeting of Stockholders, to be filed with the SEC, on or before 120 days following June 30, 2002, or if not filed by such date, as an amendment to this Report to be filed on or before such date


                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

                                                           2002 Annual
                                                            Report to
                                                           Stockholders
                                                           ------------
(a)(1) List of Financial Statements

List of data incorporated by reference:
  Report of KPMG LLP on consolidated
   financial statements                                         16
  Consolidated balance sheets as of June 30, 2002
   and 2001                                                     17
  Consolidated statements of operations for the
   years ended June 30, 2002, 2001 and 2000                     18
  Consolidated statements of cash flows for the
   years ended June 30, 2002, 2001 and 2000                     19
  Consolidated statements of stockholders'
   equity and comprehensive income for the years
   ended June 30, 2002, 2001, and 2000                          20
  Notes to consolidated financial statements                    21

(a)(2)  Financial Statement Schedules
   The financial statement schedules are omitted
   because they are either not applicable or the
   information is included in the notes to
   consolidated financial statements.
                                                            Form 10-K
                                                            ---------
(a)(3)  List of Exhibits:
      Exhibit Index                                             19

(b) Reports on Form 8-K:

          On May 15, 2002 we filed a Form 8-K announcing a change in management, including the announcement of Edward J. Smith becoming President and Chief Executive Officer of SMTEK International, Inc.




                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 3, 2002.

                                          SMTEK INTERNATIONAL, INC.


                                          /s/ Edward J. Smith
                                         -----------------------
                                         Edward J. Smith
                                         Chief Executive Officer,
                                          and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                      Date

/s/ Edward J. Smith          Chief Executive Officer,      September 3, 2002
-----------------------       and President               -------------------
   Edward J. Smith


/s/ Kirk A. Waldron          Senior Vice President         September 3, 2002
-----------------------       and Chief Financial         -------------------
   Kirk A. Waldron            Officer (principal
                              financial officer)


/s/ Clay M. Biddinger        Director                      September 3, 2002
-----------------------                                   -------------------
   Clay M. Biddinger


/s/ James P. Burgess         Chairman of the Board         September 3, 2002
-----------------------                                   -------------------
   James P. Burgess


/s/ Oscar B. Marx            Director                      September 3, 2002
-----------------------                                   -------------------
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

 10.3 Amended and Restated 1998 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement for the fiscal 2000 Annual Stockholders Meeting).


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

 10.7 Employment Agreement dated January 1, 2001 between the Company and Gregory L. Horton (incorporated by reference to Exhibit 10.7 filed with the Company's 2001 Annual Report on Form 10-K).

 10.8 Standard Industrial/Commercial Multi-Tenant Lease - Modified Net dated December 20, 2000 between Technetics, Inc. and Pomerado Leasing No. 8 L.P. (including Addendum) (incorporated by reference to Exhibit 10.8 filed with the Company's 2001 Annual Report on Form 10-K).

 10.9     Standard Industrial/Commercial Tenant Lease - dated
          July 20, 2001 between SMTEK, Inc. and Moorpark Venture, L.P. (including Addendum, Sublease and Attornment/Non-Disturbance Agreement Among Parker-Hannifan, SWS Partners, MVLP and
          SMTEK, Inc.) (incorporated by reference to Exhibit 10.9 filed with the Company's 2001 Annual Report on Form 10-K).

 10.9.1 Amendment No. 1 of Standard Industrial/Commercial Tenant-Lease, Dated May 6, 2002 between SMTEK, Inc. and Moorpark Venture, L.P.

 10.10 Credit Agreement dated September 25, 2001, between the Company and Comerica Bank (incorporated by reference to Exhibit 10.10 filed with the Company's 2001 Annual Report on Form 10-K).

 10.10.1 Amendment No. 2 to Credit Agreement, dated May 1, 2002, between the Company and Comerica Bank (incorporated by reference to Exhibit
          10.1 filed with the Company's March 31, 2002 Quarterly Report on Form 10-Q).

 10.10.2 Amendment No. 3 to Credit Agreement, dated September 24, 2002, between the Company and Comerica Bank.

 10.11 Lease between SMTEK New England and Cedar Marlboro Realty Corporation dated November 1, 2002 (including Guaranty)
          (incorporated by reference to Exhibit 10.1 filed with the Company's December 31, 2001 Quarterly Report on Form 10-Q).

 10.12 Single-Tenant Commercial Space Lease Between SMTEK Santa Clara and Deerfield Scott LLC dated June 10, 2002.

 10.13    Employment Agreement between the Company and Edward J. Smith.

 10.14    Employment Agreement between the Company and Kirk A. Waldron.

 10.15    Employment Agreement between the Company and Mitchell J. Freedman.

 11 Statement re Computation of Per Share Earnings (incorporated by reference to Note 8 to the consolidated financial statements of the 2002 Annual Report to Stockholders).

 13       Annual Report to security holders.

 21       Subsidiaries of the Registrant.

 23       Consent of KPMG LLP.

 99       Undertaking for Form S-8 Registration Statement.


                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Edward J. Smith, Chief Executive Officer and President of SMTEK International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of SMTEK International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 24, 2002

By: /s/ Edward J. Smith
   --------------------
   Edward J. Smith
   Chief Executive Officer and President
   SMTEK International, Inc.

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Kirk A. Waldron, Senior Vice President and Chief Financial Officer of SMTEK International, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of SMTEK International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 24, 2002

By: /s/ Kirk A. Waldron
   ---------------------
   Kirk A. Waldron
   Senior Vice President, Chief Financial Officer
   SMTEK International, Inc.




23