Form 10-Q
period 2002-09-30
SMTEK INTERNATIONAL INC
filed 2002-11-08
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 - Q



(Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended:      SEPTEMBER 30, 2002

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from			to


Commission File Number:  1-8101


Exact Name of Registrant as
  Specified in Its Charter:     SMTEK INTERNATIONAL, INC.



	DELAWARE			33-0213512
State or Other Jurisdiction of                 I.R.S. Employer
Incorporation or Organization:                 Identification No.



Address of Principal Executive Offices:        200 Science Drive
                                               Moorpark, CA  93021

Registrant's Telephone Number:                 (805) 532-2800



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes [X]  No [ ]



The registrant had 2,284,343 shares of Common Stock outstanding as of November 1, 2002.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share amounts)

                                                           September 30,    June 30,
                                                                2002          2002
                                                           -------------    ---------
             ASSETS
Current assets:
   Cash and cash equivalents                                  $    747      $    816
   Accounts receivable, less allowance for doubtful
     accounts of $368 and $380, as of September 30,
     2002 and June 30, 2002, respectively                       13,106        12,351
   Inventories, net                                             10,112        11,223
   Prepaid expenses                                              1,016           863
                                                              --------      --------
          Total current assets                                  24,981        25,253
                                                              --------      --------
Property, equipment and improvements, net of
   accumulated depreciation and amortization                     8,919         8,809
Other assets                                                       751           772
                                                              --------      --------
                                                              $ 34,651      $ 34,834
                                                              ========      ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of bank lines of credit payable            $  8,161      $  3,223
   Current portion of long-term debt                             2,612         2,527
   Accounts payable                                              8,841         8,652
   Other accrued liabilities                                     4,885         4,936
                                                              --------      --------
          Total current liabilities                             24,499        19,338
                                                              --------      --------
Long-term liabilities:
   Long-term bank lines of credit payable                          -           4,005
   Long-term debt                                                5,597         6,066
                                                              --------      --------
          Total long-term liabilities                            5,597        10,071
                                                              --------      --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value;  1,000,000 shares
    authorized; no shares issued or outstanding                    -             -
   Common stock, $.01 par value; 3,750,000 shares
    authorized; 2,284,343 issued and outstanding at
    September 30, 2002 and June 30, 2002                            23            23
   Additional paid-in capital                                   37,028        37,028
   Accumulated deficit                                         (32,399)      (31,616)
   Accumulated other comprehensive loss                            (97)          (10)
                                                              --------      --------
          Total stockholders' equity                             4,555         5,425
                                                              --------      --------
                                                              $ 34,651      $ 34,834
                                                              ========      ========



See accompanying notes to unaudited condensed consolidated financial statements.



SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands except per share amounts)




                                               Three Months Ended
                                                  September 30,
                                               -------------------
                                                 2002        2001
                                               -------     -------
Revenues                                       $20,736     $19,634
Cost of goods sold                              19,039      17,630
                                               -------     -------
Gross profit                                     1,697       2,004
                                               -------     -------
Operating expenses:
  Administrative and selling                     2,169       1,708
  Goodwill amortization                            -            10
                                               -------     -------
Total operating expenses                         2,169       1,718
                                               -------     -------
Operating income (loss)                           (472)        286
                                               -------     -------
Non-operating income (expense):
  Interest expense, net                           (324)       (272)
  Other income, net                                 18          28
                                               -------     -------
Total non-operating expense, net                  (306)       (244)
                                               -------     -------
Income (loss) before income taxes                 (778)         42
Income tax provision                                 5          15
                                               -------     -------
Net income (loss)                              $  (783)    $    27

Other comprehensive income (loss):
  Foreign currency translation adjustments         (35)         42
  Change in unrealized gain/(loss) on
    forward contracts                              (52)        -
                                               -------     -------
Comprehensive income (loss)                    $  (870)    $    69
                                               =======     =======

Basic and diluted earnings (loss) per share    $ (0.34)    $  0.01
                                               =======     =======

Shares used in computing basic and diluted
  earnings (loss) per share:
    Basic                                        2,284       2,283
                                               =======     =======
    Diluted                                      2,284       2,461
                                               =======     =======





See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                       Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                       2002          2001
                                                      -------       -------
Cash flows from operating activities:
  Net income (loss)                                   $  (783)      $    27
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                         633           565
    (Increase) decrease in accounts receivable           (628)        1,300
    Decrease in costs and estimated earnings in
      excess of billings on uncompleted contracts         -             578
    (Increase) decrease  in inventories                 1,133          (117)
    Increase in accounts payable                          158         1,326
    Decrease in other accrued liabilities                 (58)         (481)
    Other, net                                           (206)          (52)
                                                      -------       -------
Net cash provided by operating activities                 249         3,146
                                                      -------       -------

Cash flows from investing activities:
  Capital expenditures                                   (711)       (1,099)
                                                      -------       -------
Net cash used in investing activities                    (711)       (1,099)
                                                      -------       -------

Cash flows from financing activities:
  Proceeds from (payments of) bank lines of credit        843          (855)
  Payments of long-term debt                             (420)         (360)
  Proceeds from the exercise of stock options             -               7
                                                      -------       -------
Net cash provided by (used in) financing activities       423        (1,208)
                                                      -------       -------

Effect of exchange rate changes on cash                   (30)           (9)
                                                      -------       -------
Increase (decrease) in cash and cash equivalents          (69)          830

Cash and cash equivalents at beginning of period          816           224
                                                      -------       -------
Cash and cash equivalents at end of period            $   747       $ 1,054
                                                      =======       =======

Supplemental cash flow information:
  Interest paid                                       $   298       $   259
  Income taxes paid                                       -               2
Non-cash investing activities:
  Capital expenditures financed by lease
    obligations and notes payable                         -              95







See accompanying notes to unaudited condensed consolidated financial statements

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2002 and 2001


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

We utilize a 52-53 week fiscal year ending on the Friday closest to June
30, which for fiscal year 2002 fell on June 28, 2002. In the accompanying condensed consolidated financial statements, the 2002 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on September 27, 2002 and September 28, 2001.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2002.


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

As part of the Century agreement we purchased the common stock of the Century subsidiary in Thailand ("Century Thailand") for approximately $900,000. The acquisition of the Thailand subsidiary provides us with a low cost manufacturing facility in Southeast Asia. The acquisition of Century Thailand was accounted for using the purchase method of accounting and, accordingly, the statements of condensed consolidated operations include the results of the Thailand subsidiary from the date of acquisition. The assets acquired and liabilities assumed were recorded at fair value as determined by us based on information currently available. A summary of the assets acquired and the liabilities assumed in the acquisition is as follows (in thousands):

     Estimated fair values:
       Assets acquired                   $1,392
       Liabilities assumed                  476

     Purchase price                      $  916
     Less cash received                     787
                                         ------
     Net cash paid                       $  129
                                         ======

Unaudited pro forma results of operations for the three months ended
September 30, 2001, as if the acquisition of the Thailand subsidiary had occurred at the beginning of the period reported, follow (dollars in thousands). The unaudited pro forma results are not necessarily indicative of the results which would have occurred if the business combination had occurred on the date indicated:

                                 Three Months Ended
                                 September 30, 2001
                                 ------------------

Revenue                                $20,954
                                       =======

Net income                             $    90
                                       =======

Earnings per share:
  Basic and diluted                    $  0.04
                                       =======


NOTE 3 - EARNINGS PER SHARE

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

Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is dilutive, of our outstanding employee stock options and the 8-1/2% Convertible Subordinated Debentures (which are convertible into 7,435 shares of Common Stock at $212.50 per share of Common Stock). The following is a summary of the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):


                                                       Three Months Ended
                                                          September 30,
                                                      ----------------------
                                                        2002         2001
                                                      ---------    ---------

Net income (loss)                                     $    (783)   $      27
                                                      =========    =========

Weighted average shares:
  Basic weighted average number of
    common shares outstanding                         2,284,343    2,283,043
  Dilutive effect of outstanding
    common stock equivalents                                -        177,781
                                                      ---------    ---------
      Diluted weighed average number of
        common shares outstanding                     2,284,343    2,460,824
                                                      =========    =========

Earnings (loss) per share basic and diluted           $   (0.34)   $    0.01
                                                      =========    =========

Because we had a net loss for the three months ended September 30, 2002, there were no common stock equivalents which had a dilutive effect on earnings per share. However, if we had reported net income rather than a loss for the three months ended September 30, 2002, the additional diluted shares outstanding would have been 2,299. Further options to purchase approximately 622,100 of Common Stock at prices ranging from $1.21 to $10.00 which were outstanding at September 30, 2002, would not have been included in the computation of diluted earnings per share for the three months ended September 30, 2002, because the exercise price of these options were greater than the average market price of the Common Stock. Options to purchase approximately 126,200 shares of Common Stock at prices ranging from $7.47 to $10.00 were outstanding at September 30, 2001, but were not included in the computation of diluted earnings per share for the three months ended September 30, 2001, because the exercise price of these options and warrants were greater than the average market price of the Common Stock.

Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity were outstanding during the three months ended September 30, 2002 and 2001, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.


NOTE 4 - REVENUE RECOGNITION

All of our subsidiaries recognize revenues and cost of sales upon shipment of products. We ship products FOB shipping point and accordingly, title and risk of ownership pass to the customer upon shipment.

Prior to June 30, 2002, the Moorpark facility historically generated a significant portion of its revenue through long-term contracts with suppliers of electronic components and products. Consequently, this operating unit historically used the percentage of completion method to recognize revenues and cost of sales. Percentage of completion was determined on the basis of costs incurred to total estimated costs. Contract costs include direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs were charged to expense as incurred. In the period in which it was determined that a loss would result from the performance of a contract, the entire amount of the estimated loss was charged to cost of goods sold. Other changes in contract price and estimates of costs and profits at completion were recognized prospectively. The asset "costs and estimated earnings in excess of billings on uncompleted contracts" represented revenues recognized in excess of amounts billed.

During fiscal 2002, our Moorpark facility entered into sales contracts consistent with our other locations, and as such, recognized revenue on these new arrangements upon shipment of products rather than on a percentage of completion method. As a result, during most of fiscal 2002, the Moorpark facility was recognizing revenue upon shipment of product as well as under the percentage of completion method. At June 30, 2002 there were no existing sales contracts with customers under the percentage of completion method of accounting.


NOTE 5 - INVENTORIES

Inventories consist of the following (in thousands):

                                                 September 30,     June 30,
                                                      2002           2002
                                                 -------------     --------
  Raw materials                                    $ 6,565         $ 7,553
  Work in process                                    3,269           3,174
  Finished goods                                       278             496
                                                   -------         -------
                                                   $10,112         $11,223
     Total inventories                             =======         =======


Note 6 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

                                                 September 30,     June 30,
                                                      2002           2002
                                                 -------------     --------
Buildings and improvements                         $  4,026        $  3,980
Plant equipment                                      16,946          16,243
Office and other equipment                            3,025           2,941
Less accumulated depreciation and amortization      (15,078)        (14,355)
                                                   --------        --------
    Total property, equipment and improvements     $  8,919        $  8,809
                                                   ========        ========


NOTE 7 - CREDIT AGREEMENTS

At September 30, 2002, we have an $11 million working capital line secured by accounts receivable, inventory and equipment for our domestic operating units. Borrowings under the credit agreement bear interest at either the bank's prime rate (4.75% at September 30, 2002) plus 0.75% or a Eurodollar-base rate (1.79% at September 30, 2002) plus 3.50%. At September 30, 2002, borrowings outstanding under this credit facility amounted to $4.4 million and the effective weighted average interest rate was 5.30%. The line of credit agreement contains certain financial covenants, with which we were in compliance at September 30, 2002. Our available borrowing capacity as of September 30, 2002 was approximately $3.0 million. This credit facility matures September 25, 2003.

In addition, during fiscal 2002 we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures. This advance has a maturity date of October 24, 2006. At September 30, 2002, the balance outstanding was $1.0 million. Interest is at either the bank's prime rate plus 0.75% or at a Eurodollar-base rate plus 3.50%. The effective weighted average interest rate was 5.30% at September 30, 2002. Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 75% of eligible receivables or 2,500,000 British pounds sterling (approximately $3,925,000 at September 30, 2002), and bears interest at the bank's base rate (4.00% at September 30, 2002) plus 2.00%. At September 30, 2002, borrowings outstanding under this credit facility amounted to approximately $3.7 million and there was nominal available borrowing capacity. The credit facility agreement with Ulster Bank Markets matures on November 30, 2002 and we are currently negotiating a renewal and extension of this credit facility with Ulster Bank through November 30, 2003.


NOTE 8 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single business segment - the EMS industry. Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

                                  Three Months Ended
                                     September 30,
                                  -------------------
                                   2002        2001
                                  -------     -------
Revenues:
  United States                   $16,832     $17,942
  Northern Ireland                  3,149       1,692
  Thailand                            755         -
                                  -------     -------
     Total revenues               $20,736     $19,634
                                  =======     =======

                                  September 30,     June 30,
                                      2002            2002
                                  -------------     --------
Long-lived assets:
  United States                      $7,516          $7,487
  Northern Ireland                    1,643           1,549
  Thailand                              180             193
                                     ------          ------
     Total long-lived assets         $9,339          $9,229
                                     ======          ======


NOTE 9 - FOREIGN CURRENCY FORWARD CONTRACTS

It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet. The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge. Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges. Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations. At September 30, 2002 we had forward foreign currency contracts to sell $326,000 for approximately 220,000 British pounds sterling between October 21, 2002 through December 24, 2002. The U.S. dollar to British pounds sterling exchange rate at September 30, 2002 was 1.57. These forward foreign currency contracts are designated as cash flow hedge instruments. In accordance with SFAS No. 133, we recognized a gain of $19,000 in other comprehensive income at September 30, 2002, related to these contracts.


NOTE 10 - COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL MATTERS

Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At September 30, 2002, we had a reserve of $416,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition, results of operations and cash flows.


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


CRITICAL ACCOUNTING POLICIES

In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified our most critical accounting policies that require significant management judgment or involve complex estimates upon which our financial status depends. The consolidated condensed financial statements and related notes within this Quarterly Report on Form 10-Q contain information that is pertinent to our accounting policies and to management's discussion and analysis and should also be read in conjunction with our 2002 Annual Report on Form 10-K as filed with the SEC on September 26, 2002. The information that follows describes specific disclosures about our accounting policies regarding risks, estimates, subjective decisions, or assessments under which materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed.

REVENUE AND COST RECOGNITION--We recognize revenues and cost of sales upon shipment of products. Prior to June 30, 2002, our Moorpark subsidiary historically generated a significant portion of its revenue through long-term contracts with suppliers of electronic components and products. Consequently, this operating unit historically used the percentage of completion method to recognize revenues and cost of sales. Percentage of completion was determined on the basis of costs incurred to total estimated costs. Contract costs include direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs were charged to expense as incurred. In the period in which it was determined that a loss would result from the performance of a contract, the entire amount of the estimated loss was charged to cost of goods sold. Other changes in contract price and estimates of costs and profits at completion were recognized prospectively. A change in our estimate of costs to complete may have resulted in lower earnings than currently recorded. A portion of the asset "costs and estimated earnings in excess of billings on uncompleted contracts" represented revenues recognized in excess of amounts billed.

During fiscal 2002, our Moorpark facility entered into sales contracts consistent with our other locations, and as such, recognized revenue on these new arrangements upon shipment of products rather than on a percentage of completion method. As a result, during most of fiscal 2002, the Moorpark facility was recognizing revenue upon shipment of products as well as under the percentage of completion method. At June 30, 2002 there were no existing sales contracts with customers under the percentage of completion method of accounting.

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

LONG-LIVED ASSETS--Property, equipment and improvements are stated at cost. Depreciation and amortization are computed on the straight-line method. The principal estimated useful lives are: buildings - 20 years; improvements
- 5 to 10 years; and plant, office and other equipment - 3 to 7 years. Property, equipment and improvements acquired by our Northern Ireland operating unit are recorded net of capital grants received from the Industrial Development Board ("IDB") for Northern Ireland. Goodwill represents the excess of acquisition cost over the fair value of net assets of a purchased business, and has been amortized over 5 to 15 years through June 30, 2002. Amortization of goodwill ceased on July 1, 2002 when we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 (see section entitled "Recent Accounting Pronouncements"). The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and if future undiscounted cash flows expected to result from the use of such assets are believed insufficient to recover the carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified.
Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

- the asset's ability to continue to generate income;

- loss of legal ownership or title to the asset;

- significant changes in our strategic business objectives and utilization of the asset;

- the impact of significant negative industry or economic trends; or

- significant decrease in the market value of the asset


RESULTS OF OPERATIONS

We utilize a 52-53 week fiscal year ending on the Friday closest to June
30, which for fiscal year 2002 fell on June 28, 2002. In the accompanying condensed consolidated financial statements, the 2002 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on September 27, 2002 and September 28, 2001.

Consolidated revenues for the three months ended September 30, 2002 were $20.7 million compared to $19.6 million for the three months ended September 30, 2001, an increase of approximately 6%. The increase in revenues was primarily due the revenues generated at our three new facilities, offset by the current downward economic and EMS market trends in the United States. Starting in the third quarter of fiscal 2001, existing customers began to defer shipments, and some cancelled orders.

Consolidated gross profit for the three months ended September 30, 2002 was $1.7 million (8.2% of sales) compared to $2.0 million (10.2% of sales) for the three months ended September 30, 2001. The decrease in gross profit and gross profit margin was due to an increase in fixed costs, primarily due to our new facilities.

Administrative and selling expenses increased 27% to $2.2 million for the three months ended September 30, 2002 from $1.7 million for the three months ended September 30, 2001. The increase was primarily due to selling and administrative expenses incurred in our three new facilities.

Total non-operating expense was $306,000 for the three months ended September 30, 2002 compared to $244,000 for the three months ended September 30, 2001. The primary reason for this increase was due to the increase in interest expense as a result of higher levels of debt outstanding during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increased debt level is a result of the acquisition costs of the new facilities and from supporting their working capital requirements.

We had an income tax provision of $5,000 for the three months ended September 30, 2002, as compared to $15,000 for the three months ended September 30, 2001. The income tax provision for the three months ended September 30, 2002 was lower than that for the three months ended September 30, 2001, due to our net loss for the three months ended September 30, 2002.

Net loss was $783,000 for the three months ended September 30, 2002, or $0.34 per diluted share, compared to net income of $27,000 for the three months ended September 30, 2001, or $0.01 per diluted share, due mainly to lower gross profit and higher administrative and selling expenses and non-operating expense.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other
Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 144 (see below) upon adoption.
We have adopted SFAS No. 142 as of July 1, 2002. In accordance with SFAS No. 142, we have until December 31, 2002 to complete our initial assessment of impairment. We are currently assessing the impact of SFAS No. 142. The possibility of impairment may exist based on the transitional goodwill impairment test that will be performed in the December 2002 quarter.

In October 2001 the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address other significant implementation issues. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of July 1, 2002.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, which amounted to $747,000 at September 30, 2002, and amounts available under our bank lines of credit, which provided approximately $3.0 million of
availability in excess of current borrowings at September 30, 2002.   During
the three months ended September 30, 2002, cash and cash equivalents decreased by $69,000. This decrease resulted from cash provided by operations of $249,000 and cash provided by financing activities of $423,000, offset by purchases of equipment of $711,000.

Net cash provided by operating activities of $249,000 for the three months ended September 30, 2002 was attributable primarily to a decrease in inventories of $1.1 million offset by an increase in accounts receivables of $628,000 and net loss before depreciation and amortization of $150,000.

Net cash used in investing activities was $711,000 for the three months ended September 30, 2002 compared to $1.1 million for the three months ended September 30, 2001. The cash used was for the purchase of capital expenditures mainly for production purposes.

Net cash provided by financing activities was $423,000 for the three months ended September 30, 2002 compared to net cash used in financing activities of $1.2 million for the three months ended September 30, 2001. At September 30, 2002, we had approximately $3.0 million available to borrow under our bank lines of credit.

At September 30, 2002, we have an $11 million working capital line secured by accounts receivable, inventory and equipment for our domestic operating units. Borrowings under the credit agreement bear interest at either the bank's prime rate (4.75% at September 30, 2002) plus 0.75% or a Eurodollar-base rate (1.79% at September 30, 2002) plus 3.50%. At September 30, 2002, borrowings outstanding under this credit facility amounted to $4.4 million and the effective weighted average interest rate was 5.30%. The line of credit agreement contains certain financial covenants, with which we were in compliance at September 30, 2002. Our available borrowing capacity as of September 30, 2002 was approximately $3.0 million. This credit facility matures September 25, 2003.

In addition, during fiscal 2002 we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures. This advance has a maturity date of October 24, 2006. At September 30, 2002, the balance outstanding was $1.0 million. Interest is at either the bank's prime rate plus 0.75% or at a Eurodollar-base rate plus 3.50%. The effective weighted average interest rate was 5.30% at September 30, 2002. Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 75% of eligible receivables or 2,500,000 British pounds sterling (approximately $3,925,000 at September 30, 2002), and bears interest at the bank's base rate (4.00% at September 30, 2002) plus 2.00%. At September 30, 2002, borrowings outstanding under this credit facility amounted to approximately $3.7 million and there was nominal available borrowing capacity. The credit facility agreement with Ulster Bank Markets matures November 30, 2002 and we are currently negotiating a renewal and extension of this credit facility with Ulster Bank through November 30, 2003.

We anticipate that additional expenditures of as much as $300,000 may be made during the remainder of fiscal 2003, primarily to improve production efficiency at all our subsidiaries. A substantial portion of these capital expenditures is expected to be financed by our line of credit or other notes/leases payable.

At September 30, 2002, the ratio of current assets to current liabilities was 1.0 to 1.0 compared to 1.3 to 1.0 at June 30, 2002. At September 30, 2002, we had $482,000 of working capital compared to $5.9 million at June 30, 2002. At September 30, 2002, we had long-term borrowings of $5.6 million compared to $10.1 million at June 30, 2002. The decreases in the working capital and long-term debt is due to the reclassification of our domestic line of credit of $4.4 million from long-term debt to current liabilities as this matures in less than 12 months.

As more fully described in Note 6 to the notes to our consolidated financial statements in our June 30, 2002 Form 10-K, at September 30, 2002, we have a federal tax assessment liability of approximately $1.1 million and a related accrued interest liability of approximately $1.2 million, which reflect the results of a settlement with the IRS Appeals Division in December 2001. We are currently seeking an installment payment plan with the IRS.

We may continue to experience an adverse effect on our operating results and our financial condition if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements made at our operating subsidiaries. For further discussion, see section entitled "Risk Factors That May Affect Your Decision to Invest in Us" in our 2002 Form 10-K, which was filed with the SEC on September 26, 2002.

Management believes that our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations for at least the next 12 months.


ENVIRONMENTAL MATTERS

Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At September 30, 2002, we had a reserve of $416,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition, results of operations and cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt. At September 30, 2002, the carrying amount of long-term debt (including current portion thereof but excluding bank lines of credit) was $8.2 million and the fair value was $7.7 million. The carrying values of our other financial instruments approximated their fair values. The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $110,000.

It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet. The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge. Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges. Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations. At September 30, 2002 we had forward foreign currency contracts to sell $326,000 for approximately 220,000 British pounds sterling between October 21, 2002 through December 24, 2002. The U.S. dollar to British pounds sterling exchange rate at September 30, 2002 was 1.57.
These forward foreign currency contracts are designated as cash flow hedge instruments. In accordance with SFAS No. 133, we recognized a gain of $19,000 in other comprehensive income at September 30, 2002, related to these contracts.

Our operations consist of investments in foreign operating units. Our foreign subsidiaries represent approximately 19% of our revenues and 28% of our total assets. As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.


ITEM 5.  OTHER INFORMATION

PRE-APPROVAL OF NON-AUDIT SERVICES

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the members of the Audit Committee approved non-audit, tax-related services by our auditors during this reported fiscal quarter.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings. We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K:

On September 25, 2002, Edward J. Smith, Chief Executive Officer and President, and Kirk A. Waldron, Senior Vice President and Chief Financial Officer, each submitted to the SEC his sworn statement pursuant to SEC order No. 4-460, and made certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	November 7, 2002			/s/ Kirk A. Waldron
            Date                             Kirk A. Waldron
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)


CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Edward J. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SMTEK International,
Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Edward J. Smith
   Edward J. Smith
   Chief Executive Officer and President
   SMTEK International, Inc.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kirk A. Waldron, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SMTEK International,
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ Kirk A. Waldron
   Kirk A. Waldron
   Senior Vice President and Chief Financial Officer
   SMTEK International, Inc.
2