Form 10-Q
period 2002-12-31
SMTEK INTERNATIONAL INC
filed 2003-02-10
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 - Q



(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      DECEMBER 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [x]


The registrant had 2,284,343 shares of common stock outstanding as of February 7, 2003.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share amounts)

                                                           December 31,     June 30,
                                                                2002          2002
                                                           -------------    ---------

             ASSETS
Current assets:
   Cash and cash equivalents                                  $    628      $    816
   Accounts receivable, less allowance for doubtful
     accounts of $175 and $380, as of December 31,
     2002 and June 30, 2002, respectively                       12,155        12,351
   Inventories, net                                             10,082        11,223
   Prepaid expenses                                              1,061           863
                                                              --------      --------
          Total current assets                                  23,926        25,253
                                                              --------      --------
Property, equipment and improvements, net of
   accumulated depreciation and amortization                     8,115         8,809
Other assets                                                       330           772
                                                              --------      --------
                                                              $ 32,371      $ 34,834
                                                              ========      ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of bank lines of credit payable            $  8,131      $  3,223
   Current portion of long-term debt                             3,235         2,527
   Accounts payable                                              8,343         8,652
   Other accrued liabilities                                     7,099         4,936
                                                              --------      --------
          Total current liabilities                             26,808        19,338
                                                              --------      --------
Long-term liabilities:
   Long-term bank lines of credit payable                          -           4,005
   Long-term debt                                                4,618         6,066
   Other long-term liabilities                                     710           -
                                                              --------      --------
          Total long-term liabilities                            5,328        10,071
                                                              --------      --------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1 par value;  1,000,000 shares
    authorized; no shares issued or outstanding                    -             -
   Common stock, $.01 par value; 3,750,000 shares
    authorized; 2,284,343 issued and outstanding at
    December 31, 2002 and June 30, 2002                             23            23
   Additional paid-in capital                                   37,028        37,028
   Accumulated deficit                                         (36,697)      (31,616)
   Accumulated other comprehensive loss                           (119)          (10)
                                                              --------      --------
          Total stockholders' equity                               235         5,425
                                                              --------      --------
                                                              $ 32,371      $ 34,834
                                                              ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands except per share amounts)

                                         Three Months Ended        Six Months Ended
                                            December 31,            December 31,
                                         -------------------     -------------------
                                           2002        2001        2002        2001
                                         -------     -------     -------     -------
Revenues                                 $17,299     $19,594     $38,035     $39,228
Cost of goods sold                        16,501      17,632      35,540      35,262
                                         -------     -------     -------     -------
Gross profit                                 798       1,962       2,495       3,966
                                         -------     -------     -------     -------
Operating expenses:
  Administrative and selling               4,357       2,438       6,526       4,146
  Goodwill amortization                      -             9         -            19
                                         -------     -------     -------     -------
Total operating expenses                   4,357       2,447       6,526       4,165
                                         -------     -------     -------     -------
Operating loss                            (3,559)       (485)     (4,031)       (199)
                                         -------     -------     -------     -------
Non-operating income (expense):
  Interest expense, net                     (330)       (291)       (654)       (563)
  Other income, net                           12          26          30          54
                                         -------     -------     -------     -------
Total non-operating expense, net            (318)       (265)       (624)       (509)
                                         -------     -------     -------     -------
Loss from operations before income taxes  (3,877)       (750)     (4,655)       (708)
Income tax provision                           1          12           6          27
                                         -------     -------     -------     -------
Loss from operations                      (3,878)       (762)     (4,661)       (735)

Change in accounting principle,
  net of taxes                               -           -          (420)        -
                                         -------     -------     -------     -------
Net loss                                 $(3,878)    $  (762)    $(5,081)    $  (735)
                                         =======     =======     =======     =======
Other comprehensive income (loss):
    Foreign currency
      translation adjustments                 (2)          2         (72)         44
    Change in unrealized gain/(loss)
      on forward contracts                   (20)        -           (37)        -
                                         -------     -------     -------     -------
Comprehensive loss                       $(3,900)    $  (760)    $(5,190)    $  (691)
                                         =======     =======     =======     =======

Basic and diluted loss per share:
  Loss from operations                   $ (1.70)    $ (0.33)    $ (2.04)    $ (0.32)
  Change in accounting principle             -           -         (0.18)        -
                                         =======     =======     =======     =======
    Basic and diluted loss per share     $ (1.70)    $ (0.33)    $ (2.22)    $ (0.32)
                                         =======     =======     =======     =======

Shares used in computing basic and
  diluted loss per share                   2,284       2,284       2,284       2,284
                                         =======     =======     =======     =======




See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                        Six Months Ended
                                                          December 31,
                                                      ---------------------
                                                       2002          2001
                                                      -------       -------
Cash flows from operating activities:
  Net loss                                            $(5,081)      $  (735)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization                       1,301         1,215
    Loss on sale of assets                                  6           -
    Facility consolidation costs                        1,815           -
   (Increase) decrease in accounts receivable             440          (469)
    Decrease in costs and estimated earnings in
      excess of billings on uncompleted contracts         -           3,692
    (Increase) decrease  in inventories                 1,195        (1,045)
    Increase (decrease) in accounts payable              (381)          515
    Increase (decrease) in other accrued liabilities    1,834          (510)
    Other, net                                           (314)         (518)
                                                      -------       -------
Net cash provided by operating activities                 815         2,145
                                                      -------       -------

Cash flows from investing activities:
  Capital expenditures                                   (907)       (2,717)
  Purchase of Century Thailand, net of cash received      -            (129)
                                                      -------       -------
Net cash used in investing activities                    (907)       (2,846)
                                                      -------       -------

Cash flows from financing activities:
  Proceeds from (payments of) bank lines of credit        749           (60)
  Proceeds from long-term debt                            -           2,452
  Payments of long-term debt                             (810)         (798)
  Proceeds from the exercise of stock options             -               7
                                                      -------       -------
Net cash provided by (used in) financing activities       (61)        1,601
                                                      -------       -------

Effect of exchange rate changes on cash                   (35)            5
                                                      -------       -------
Increase (decrease) in cash and cash equivalents         (188)          905

Cash and cash equivalents at beginning of period          816           224
                                                      -------       -------
Cash and cash equivalents at end of period            $   628       $ 1,129
                                                      =======       =======

Supplemental cash flow information:
  Interest paid                                       $   501       $   426
  Income taxes paid                                       -              40
Non-cash investing activities:
  Other obligations                                       -               2




See accompanying notes to unaudited condensed consolidated financial statements

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended December 31, 2002 and 2001


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

We have seven wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK
Moorpark), located in Moorpark, California; Technetics, Inc. (dba SMTEK San Diego), located in Poway, California (see discussion in the next paragraph); Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK Europe Limited, located in Craigavon, Northern Ireland; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

On November 19, 2002, we announced that we are consolidating our Poway facility into our other California operations in Moorpark and Santa Clara. This transition is expected to be completed by the quarter ending March 2003.

We have experienced and may continue to experience an adverse effect on our operating results and in our financial condition, especially if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements at our operating facilities. We are focused on the consolidation and streamlining of operations so as to reduce our excess capacity to better match market conditions. Recent actions taken and strategies being pursued are as follows:

     - Transitioning the San Diego facility and evaluating further opportunities of consolidation, transition or sale of other facilities.

     - Continuing focus on cost reductions related to pertinent production levels and reductions in administrative costs.

     - Focusing our marketing efforts in the solicitation of customers in nonecomically affected industries.

We remain dependent on our lines of credit for operations and growth.
Our domestic line of credit agreement is set to mature in September 2003. We can provide no assurance that the agreement will be renewed or that any renewal would occur on commercially reasonable terms. We may have to explore alternative financing if the bank does not renew our line of credit.

We may require additional financing to satisfy our debt obligations.
However, there can be no assurance that we will be able to obtain additional debt or equity financing when needed, or on acceptable terms. Any additional debt or equity financing may involve substantial dilution to our stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on our business, operating results, and financial condition.

Although management believes our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations, if we cannot refinance the domestic line of credit upon its maturity or find alternative financing/funding of this obligation, there is no assurance that we will continue as a going concern.

All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position, results of operations and cash flows as of and for the periods presented.

We utilize a 52-53 week fiscal year ending on the Friday closest to June
30, which for fiscal year 2002 fell on June 28, 2002. In the accompanying condensed consolidated financial statements, the 2002 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation. The actual interim periods ended on December 27, 2002 and December 28, 2001.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2002.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE

We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as of July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 142, during the December 2002 quarter we completed our initial assessment of impairment and determined that our goodwill was fully impaired and have recognized an impairment loss of $420,000, net of taxes, in the condensed consolidated statement of operations as a change in accounting principle, effective July 1, 2002. The effect of the change in accounting principle to the quarter ended September 30, 2002 is as follows (dollars in thousands except per share amounts):

                                                    Three months ended
                                                    September 30, 2002
                                                    ------------------

Net loss as originally reported                          $  (783)
Change in accounting principle, net of taxes                (420)
                                                         -------
Net loss as restated                                     $(1,203)
                                                         =======

Basic and diluted loss per share:
  Net loss as originally reported                        $ (0.34)
  Change in accounting principle                           (0.18)
                                                         -------
  Net loss as restated                                   $ (0.52)
                                                         =======

Goodwill amortization of $9,000 and $19,000 was recognized in the three and six months ended December 31, 2001, respectively. Unaudited pro forma results of operations for the three and six months ended December 31, 2001, as if the change in accounting principle occurred at the beginning of the period reported, are as follows (dollars in thousands, except for per share amounts):

                                         Three Months Ended        Six Months Ended
                                            December 31,            December 31,
                                         -------------------     -------------------
                                           2002        2001        2002        2001
                                         -------     -------     -------     -------
Net loss                                 $(3,878)    $  (753)    $(5,081)    $  (716)
                                         =======     =======     =======     =======

Basic and diluted loss per share         $ (1.70)    $ (0.33)    $ (2.22)   $  (0.31)
                                         =======     =======     =======     =======

NOTE 3 - ACQUISITION OF THE ASSETS OF CENTURY ELECTRONICS MANUFACTURING, INC.

On October 24, 2001, we completed a transaction to purchase certain assets, but not assume any liabilities, of Century Electronics Manufacturing, Inc. ("Century"), an EMS company that filed for bankruptcy. As part of this transaction, we also purchased substantially all of the common stock of Century's subsidiary in Thailand. The aggregate purchase price of this transaction was approximately $3.2 million in cash and was funded by our existing bank lines of credit.

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
                                         ======

Unaudited pro forma results of operations for the three and six months ended December 31, 2001, as if the acquisition of the Thailand subsidiary had occurred at the beginning of the period reported, follow (dollars in thousands). The unaudited pro forma results are not necessarily indicative of the results which would have occurred if the business combination had occurred on the date indicated:

                                 Three Months Ended      Six Months Ended
                                 December 31, 2001       December 31, 2001
                                 ------------------      -----------------

Revenue                                $19,608                $40,548
                                       =======                =======

Net loss                               $  (788)               $  (672)
                                       =======                =======

Loss per share:
  Basic and diluted                    $ (0.35)               $ (0.29)
                                       =======                =======


NOTE 4 - EARNINGS PER SHARE

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

                                      Three Months Ended          Six Months Ended
                                         December 31,               December 31,
                                    ----------------------     ----------------------
                                       2002         2001         2002         2001
                                    ---------    ---------     ---------    ---------
Net loss                            $  (3,878)   $    (762)    $  (5,081)   $    (735)
                                    =========    =========     =========    =========

Weighted average shares:
  Basic weighted average
    number of common shares
    outstanding                     2,284,343    2,284,343     2,284,343    2,283,693
  Dilutive effect of
    outstanding common
    stock equivalents                     -            -             -            -
                                    ---------    ---------     ---------    ---------
      Diluted weighed average
        number of common
        shares outstanding          2,284,343    2,284,343     2,284,343    2,283,693
                                    =========    =========     =========    =========

Basic and diluted loss per share    $   (1.70)   $   (0.33)    $   (2.22)   $   (0.32)
                                    =========    =========     =========    =========

Because we had a net loss for the three and six months ended December
31, 2002, there were no common stock equivalents which had a dilutive effect on earnings per share. However, if we had reported net income rather than a loss for the three and six months ended December 31, 2002, the additional diluted shares outstanding would have been 3,704 and 3,002 for the three and six months ended December 31, 2002, respectively. Further, options to purchase approximately 657,200 of common stock at prices ranging from $1.05 to $10.00 which were outstanding at December 31, 2002, would not have been included in the computation of diluted earnings per share for the three and six months ended December 31, 2002, because the exercise prices of these options were greater than the average market price of the common stock. If we had reported net income rather than a loss for the three and six months ended December 31, 2001, the additional diluted shares outstanding would have been 87,213 and 132,497 for the three and six months ended December 31, 2001, respectively. Options to purchase approximately 157,800 shares of common stock at prices ranging from $5.80 to $10.00 were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2001, because the exercise prices of these options were greater than the average market price of the common stock.

Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity, were outstanding during the three and six months ended December 31, 2002 and 2001, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.


NOTE 5 - REVENUE RECOGNITION

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

During fiscal 2002, our Moorpark facility entered into sales contracts consistent with our other locations, and as such, recognized revenue on these new arrangements upon shipment of products rather than on a percentage of completion method. As a result, during most of fiscal 2002, the Moorpark facility was recognizing revenue upon shipment of product as well as under the percentage of completion method. Since June 30, 2002, no sales contracts have been accounted for using the percentage of completion method of accounting.



NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

                                                 December 31,      June 30,
                                                      2002           2002
                                                 -------------     --------
  Raw materials                                    $ 6,587         $ 7,553
  Work in process                                    3,288           3,174
  Finished goods                                       207             496
                                                   -------         -------
                                                   $10,082         $11,223
     Total inventories                             =======         =======


Note 7 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

                                                 December 31,      June 30,
                                                      2002           2002
                                                 -------------     --------
Buildings and improvements                         $  4,076        $  3,980
Plant equipment                                      17,172          16,243
Office and other equipment                            3,091           2,941
Less accumulated depreciation and amortization      (16,224)        (14,355)
                                                   --------        --------
    Total property, equipment and improvements     $  8,115        $  8,809
                                                   ========        ========


NOTE 8 - CREDIT AGREEMENTS

At December 31, 2002, borrowings under our working capital facility for our domestic operating units amounted to $5.2 million. This credit facility is collateralized by accounts receivable, inventory and equipment for our domestic operating units and matures September 25, 2003. At December 31, 2002, the weighted average interest rate on the line of credit was 4.91%. The line of credit agreement contains certain financial covenants, with which we were not in compliance at December 31, 2002. However, the terms of our line of credit have been amended as of February 5, 2003. Under the new terms, our line of credit is at $8.5 million, bears interest at either the bank's prime rate (4.25% at December 31, 2002) plus 1.00% or a Eurodollar-base rate (1.37% at December 31, 2002) plus 3.75%, and the covenants have been amended. We are currently and expect to be in compliance with the amended bank covenants. Our available borrowing capacity as of December 31, 2002, after giving effect to the amendment, was approximately $1.8 million.

In addition, during fiscal 2002, we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures. This advance has a maturity date of October 24, 2006. At December 31, 2002, the balance outstanding was $945,000 and the weighted average interest rate was 4.87%. Under the amended credit facility terms, interest is at either the bank's prime rate plus 1.00% or at a Eurodollar-base rate plus 3.75%. Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 75% of eligible receivables or 2,500,000 British pounds sterling (approximately $4,025,000 at December 31, 2002), of which 500,000 British pounds sterling (approximately $805,000 at December 31, 2002) consists of an overdraft facility, and bears interest at the bank's base rate (4.00% at December 31, 2002) plus 2.00%. At December 31, 2002, borrowings outstanding under this credit facility amounted to approximately $2.9 million, of which the overdraft facility was fully utilized, and there was nominal available borrowing capacity. The credit facility agreement matures on November 30, 2003.

We also have a mortgage note secured by real property at Northern
Ireland with an outstanding balance of $732,000 at December 31, 2002. At December 31, 2002, we were in arrears and we are currently seeking to negotiate a payment plan.


NOTE 9 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single business segment - the EMS industry. Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

                                Three Months Ended       Six Months Ended
                                   December 31,            December 31,
                                -------------------     -------------------
                                 2002        2001        2002        2001
                                -------     -------     -------     -------
Revenues:
  United States                 $14,526     $16,590     $31,358     $34,532
  Northern Ireland                1,842       2,655       4,991       4,347
  Thailand                          931         349       1,686         349
                                -------     -------     -------     -------
     Total revenues             $17,299     $19,594     $38,035     $39,228
                                =======     =======     =======     =======

                                December 31,      June 30,
                                    2002            2002
                                -------------     --------
Long-lived assets:
  United States                    $6,262          $7,487
  Northern Ireland                  1,672           1,549
  Thailand                            181             193
                                   ------          ------
     Total long-lived assets       $8,115          $9,229
                                   ======          ======


NOTE 10 - FOREIGN CURRENCY FORWARD CONTRACTS

It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet. The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge. Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges. Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations. At December 31, 2002, we did not have any open forward foreign currency contracts.


NOTE 11 - COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL MATTERS

Since the early 1990s, we have been, and continue to be, involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into in July 1993, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At December 31, 2002, we had a reserve of $416,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates and our portion could exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition, results of operations and cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE DISCLOSURES BELOW,
CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES," "WILL" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), REPORTS TO THE STOCKHOLDERS OF SMTEK INTERNATIONAL, INC., A DELAWARE CORPORATION (THE "COMPANY," "WE," "US" OR "OUR") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN OTHER DOCUMENTS FILED WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FUTURE EXPECTED RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.



UPDATE OF RISK FACTORS

The following updates the risk factors identified in our 2002 Annual Report on Form 10-K which was filed with the SEC on September 26, 2002.


Our Debt Agreements Contain Certain Financial Covenants That Must Be Met.

As a result of consolidating our San Diego facility and the related costs incurred during the second quarter of 2003, we were in violation of certain covenants on our domestic line of credit agreement as of December 31, 2002. In February 2003, the bank either removed or amended the related restricted covenants in an amendment to the credit agreement which enabled us to regain compliance with the terms of the credit agreement. If we are unable to comply with the terms of our revised financial covenants, our lender may declare a default and immediately accelerate the due date of our outstanding loans. If we are unable to repay our outstanding loans when asked to do so by the lender, the lender may exercise any one or more of the remedies available to it, including foreclosing on the assets pledged to support the facility, which includes virtually all of our assets.

Our domestic line of credit agreement is set to mature in September
2003. Our borrowings on this line of credit at December 31, 2002 amounted to $5.2 million. We can provide no assurance that the agreement will be renewed or that any renewal would occur on commercially reasonable terms. We remain dependent on our line of credit for operations and growth and may have to explore alternative financing if the bank does not renew our line of credit or if amounts outstanding become immediately payable as a result of future covenant violations.

We also have a mortgage note secured by real property at Northern
Ireland with an outstanding balance of $732,000 at December 31, 2002. At December 31, 2002, we were in arrears and we are currently seeking to negotiate a payment plan.

We may require additional financing to satisfy our debt obligations. However, there can be no assurance that we will be able to obtain additional debt or equity financing when needed, or with acceptable terms. Any additional debt or equity financing may involve substantial dilution to our stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on our business, operating results and financial condition.

Although management believes our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations, if we cannot refinance the domestic line of credit upon its maturity or find alternative financing/funding of this obligation, there is no assurance that we will continue as a going concern.


Our Stock Price Has Been And Continues To Be Volatile. Based Upon Any Number of Factors, We May Face Delisting Proceedings From Nasdaq.

The market price for our common stock continues to be volatile due to various factors. These factors include, but are not limited to:

     -  our public stock float being relatively small and thinly traded;

     - announcements by us or our competitors of new contracts or technological innovations;

     -  fluctuations in our quarterly and annual operating results;

     -  continued losses in each quarter;

     -  acquisition-related announcements; and

     -  general market conditions.

In addition, in recent years, our stock price has experienced significant price fluctuations for a variety of reasons, both internal to us and due to external conditions.

Under Nasdaq rules, if our stock trades below $1.00 per share for 30 consecutive days, or if we are below $2.5 million in shareholders' equity, we face delisting proceedings from Nasdaq. Our common stock has traded below $1.00 per share for 30 consecutive days starting in October 2002. It has traded below $1.00 per share for much of the time since October 2002.
Further, we are now below $2.5 million in shareholders' equity. Therefore, we are not in compliance with two Nasdaq Small Cap Market criteria for continued listing.

In November 2002, we received a deficiency notice from Nasdaq relating to our stock trading below $1.00 per share for 30 consecutive days. The notice indicated that we have until May 2003 in which to show 10 consecutive trading days where the closing minimum bid is $1.00 per share or more. We have not yet satisfied that requirement at this time. However, even if we met this criterion at any time before May 2003, we are still likely to be delisted if we continue to fail to meet the $2.5 million minimum level of stockholders' equity criterion that Nasdaq has established. While we have not yet received any deficiency or other similar notice from Nasdaq with reference to our failure to meet the criterion of having $2.5 million in stockholders' equity, we expect to receive a notice from Nasdaq in this regard after the filing of this Form 10-Q.

If we are delisted from the Nasdaq Small Cap Market, we may be transferred to the over-the-counter market on the NASD Electronic Bulletin Board or to the "pink sheets" maintained by the National Quotation Bureau, Inc. There is also a risk that we will not continue to be listed at all. Non-prominent trading markets are generally considered to be less efficient than markets such as Nasdaq or other national exchanges, and may cause us difficulty in obtaining future financing. If our stock is no longer traded in a prominent trading market, or at all, it may be difficult for you to sell shares that you own, and the price of the stock may be negatively affected.

For companies whose securities are traded in the Over-The-Counter
Market, it is more difficult: (i) to obtain accurate quotations and (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies.


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


We have seven wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK
Moorpark), located in Moorpark, California; Technetics, Inc. (dba SMTEK San Diego), located in Poway, California (see discussion in next paragraph); Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK Europe Limited, located in Craigavon, Northern Ireland; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

On November 19, 2002, we announced that we are consolidating our Poway facility into our other California operations in Moorpark and Santa Clara. As a result, we will record during fiscal year 2003 a one-time charge of approximately $2.3 million to $3.0 million for severance and other costs related to facilities consolidation. As of December 31, 2002, costs of approximately $2.2 million, related to the consolidation, have been recognized in the condensed consolidated statement of operations. This transition is expected to be completed by the quarter ending March 2003.


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

During fiscal 2002, our Moorpark facility entered into sales contracts consistent with our other locations, and as such, recognized revenue on these new arrangements upon shipment of products rather than on a percentage of completion method. As a result, during most of fiscal 2002, the Moorpark facility was recognizing revenue upon shipment of products as well as under the percentage of completion method. Since June 30, 2002, no sales contracts have been accounted for using the percentage of completion method of accounting.

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

LONG-LIVED ASSETS--Property, equipment and improvements are stated at cost. Depreciation and amortization are computed on the straight-line method. The principal estimated useful lives are: buildings - 20 years; improvements
- 5 to 10 years; and plant, office and other equipment - 3 to 7 years. Property, equipment and improvements acquired by our Northern Ireland operating unit are recorded net of capital grants received from the Industrial Development Board for Northern Ireland. Goodwill represents the excess of acquisition cost over the fair value of net assets of a purchased business, and has been amortized over 5 to 15 years through June 30, 2002. Amortization of goodwill ceased on July 1, 2002 when we adopted Statement of Financial Accounting Standards ("SFAS") No. 142. As a result of implementing SFAS No. 142, we determined that our goodwill was fully impaired and recognized an impairment loss of $420,000, net of taxes, in the condensed consolidated statement of operations, effective July 1, 2002. The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and if future undiscounted cash flows expected to result from the use of such assets are believed insufficient to recover the carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

- the asset's ability to continue to generate income;

- loss of legal ownership or title to the asset;

- significant changes in our strategic business objectives and utilization of the asset;

- the impact of significant negative industry or economic trends; or

- significant decrease in the market value of the asset.


RESULTS OF OPERATIONS

We utilize a 52-53 week fiscal year ending on the Friday closest to June
30, which for fiscal year 2002 fell on June 28, 2002. In the accompanying condensed consolidated financial statements, the 2002 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation. The actual interim periods ended on December 27, 2002 and December 28, 2001.

Consolidated revenues for the three and six months ended December 31, 2002 were $17.3 million and $38.0 million, respectively, compared to $19.6 million and $39.2 million for the three and six months ended December 31, 2001, respectively. The decrease in revenues was mainly due to the current downward economic and EMS market trends in the United States, slightly offset by an increase in revenues generated at our three new facilities. Starting in the third quarter of fiscal 2001, existing customers began to defer shipments, and some cancelled orders.

Consolidated gross profit for the three and six months ended December
31, 2002 was $798,000 (4.6% of sales) and $2.5 million (6.6% of sales), respectively, compared to $2.0 million (10.0% of sales) and $4.0 million (10.1% of sales) for the three and six months ended December 31, 2001, respectively. Gross profit for the three and six months ended December 31, 2001 was positively impacted by the benefit received from inventory used during the period that was purchased at a discount from Century Electronics Manufacturing, Inc. ("Century"). Excluding the positive impact from these reduced inventory costs, we estimate that the consolidated gross profit for the three and six months ended December 31, 2001 would have been approximately $1.2 million (6.0% of sales) and $3.2 million (8.1% of sales), respectively. The decrease in gross profit and gross profit margin, excluding the purchase benefit, was due to an increase in fixed costs, primarily due to our new facilities and lower revenues, partially offset by a decrease in headcount and decrease in material costs.

Administrative and selling expenses were $4.4 million and $6.5 million for the three months and six months of December 31, 2002, respectively, compared to $2.4 million and $4.1 million for the three and six months of December 31, 2001, respectively. The increase in administrative and selling expenses included the recognition, during the second quarter of 2003, of approximately $1.6 million in expenses related to the closing of our San Diego facility. These costs are detailed as follows: $1.0 million loss related to the lease of the building, $370,000 related to write-off of leasehold improvements and $200,000 related to severance and other related costs. In the second quarter of 2003, we also recognized a $600,000 loss related to the lease at our former Thousand Oaks facility. Also contributing to the increase in expenses for the six months ended December 31, 2002 were costs incurred by our three new facilities that were created upon the completion of the Century transaction in mid-October 2001.

Total non-operating expense was $318,000 and $624,000 for the three and six months ended December 31, 2002, respectively, compared to $265,000 and $509,000 for the three and six months ended December 31, 2001, respectively. The primary reason for this increase was due to the increase in interest expense as a result of higher levels of debt outstanding during the three and six months ended December 31, 2002 as compared to the three and six months ended December 31, 2001. The increased debt level is a result of the acquisition costs of the new facilities and from supporting their working capital requirements.

We had an income tax provision of $1,000 and $6,000 for the three and six months ended December 31, 2002, respectively, as compared to $12,000 and $27,000 for the three and six months ended December 31, 2001, respectively. The income tax provision for the three and six months ended December 31, 2002 was lower than that for the three and six months ended December 31, 2001, due mainly to minimum state and federal taxes that were incurred.

Net loss from operations was $3.9 million and $4.7 million for the three and six months ended December 31, 2002, or $1.70 and $2.04 loss per diluted share, respectively, compared to net loss from operations of $762,000 and $735,000 for the three and six months ended December 31, 2001, or $0.33 or $0.32 loss per diluted share, due mainly to lower gross profit and higher administrative and selling expenses and non-operating expense.


CHANGE IN ACCOUNTING PRINCIPLE

We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," as of
July 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 142, during the December 2002 quarter we completed our initial assessment of impairment and determined that our goodwill was fully impaired and have recognized an impairment loss of $420,000, net of taxes, in the condensed consolidated statement of operations as a change in accounting principle, effective July 1, 2002.


RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address other significant implementation issues. While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of July 1, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under previous guidance. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We believe that the adoption of SFAS No. 146 will not have a material impact on our results of operations or financial position.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, which amounted to $628,000 at December 31, 2002, and amounts available under our bank lines of credit, which provided approximately $1.8 million of availability in excess of current borrowings at December 31, 2002, after giving effect to the amendment to the credit agreement discussed below. During the six months ended December 31, 2002, cash and cash equivalents decreased by $188,000. This decrease resulted from purchases of equipment of $907,000 and financing activities of $61,000, partially offset by cash provided by operations of $815,000.

Net cash provided by operating activities of $815,000 for the six months ended December 31, 2002 was attributable primarily to facility consolidation costs of $1.8 million, a decrease in inventories of $1.2 million and an increase in accrued liabilities of $1.8 million offset by our net loss before depreciation and amortization of $3.8 million.

Net cash used in investing activities was $907,000 for the six months ended December 31, 2002 compared to $2.8 million for the six months ended December 31, 2001. The cash used was for the purchase of capital expenditures mainly for production purposes.

Net cash used in financing activities was $61,000 for the six months ended December 31, 2002 compared to net cash provided by financing activities of $1.6 million for the six months ended December 31, 2001. At December 31, 2002, we had approximately $1.8 million available to borrow under our bank lines of credit, after giving effect to the amendment to the credit agreement discussed below.

At December 31, 2002, borrowings under our working capital facility for our domestic operating units amounted to $5.2 million. This credit facility is collateralized by accounts receivable, inventory and equipment for our domestic operating units and matures September 25, 2003. At December 31, 2002, the weighted average interest rate on the line of credit was 4.91%. The line of credit agreement contains certain financial covenants, with which we were not in compliance at December 31, 2002. However, the terms of our line of credit have been amended as of February 5, 2003. Under the new terms, our line of credit is at $8.5 million, bears interest at either the bank's prime rate (4.25% at December 31, 2002) plus 1.00% or a Eurodollar-base rate (1.37% at December 31, 2002) plus 3.75%, and the covenants have been amended. We are currently and expect to be in compliance with the amended bank covenants. Our available borrowing capacity as of December 31, 2002, after giving effect to the amendment, was approximately $1.8 million.

In addition, during fiscal 2002 we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures. This advance has a maturity date of October 24, 2006. At December 31, 2002, the balance outstanding was $945,000 and the weighted average interest rate was 4.87%. Under the amended credit facility terms, interest is at either the bank's prime rate plus 1.00% or at a Eurodollar-base rate plus 3.75%. Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 75% of eligible receivables or 2,500,000 British pounds sterling (approximately $4,025,000 at December 31, 2002), of which 500,000 British pounds sterling (approximately $805,000 at December 31, 2002) consists of an overdraft facility, and bears interest at the bank's base rate (4.00% at December 31, 2002) plus 2.00%. At December 31, 2002, borrowings outstanding under this credit facility amounted to approximately $2.9 million, of which the overdraft facility was fully utilized, and there was nominal available borrowing capacity. The credit facility agreement matures on November 30, 2003.

We also have a mortgage note secured by real property at Northern
Ireland with an outstanding balance of $732,000 at December 31, 2002. At December 31, 2002, we were in arrears and we are currently seeking to negotiate a payment plan.

We anticipate that additional expenditures of as much as $125,000 may be made during the remainder of fiscal 2003, primarily to improve production efficiency at our subsidiaries. A substantial portion of these capital expenditures is expected to be financed by our line of credit or other notes/leases payable.

At December 31, 2002, the ratio of current assets to current liabilities was 0.9 to 1.0 compared to 1.3 to 1.0 at June 30, 2002. At December 31, 2002, we had $2.9 million of negative working capital compared to $5.9 million of working capital at June 30, 2002. At December 31, 2002, we had long-term borrowings of $4.6 million compared to $10.1 million at June 30, 2002. The decreases in the working capital and long-term debt is due to the reclassification of our domestic line of credit of $5.2 million from long-term debt to current liabilities as this matures in less than 12 months. In addition, contributing to the decrease in working capital is an increase in lease reserves recognized in the second quarter of 2003.

As more fully described in Note 6 to the notes to our consolidated financial statements in our June 30, 2002 Form 10-K, at December 31, 2002, we have a federal tax assessment liability of approximately $1.1 million and a related accrued interest liability of approximately $1.3 million, which reflect the results of a settlement with the IRS Appeals Division in December 2001. We are currently seeking an installment payment plan with the IRS.

We have experienced and may continue to experience an adverse effect on our operating results and our financial condition, especially if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements at our operating subsidiaries. We are focused on the consolidation and streamlining of operations so as to reduce our excess capacity to better match market conditions. Recent actions taken and strategies being pursued are as follows:

     - Transitioning the San Diego facility and evaluating further opportunities of consolidation, transition or sale of other facilities.

     - Continuing focus on cost reductions related to pertinent production levels and reductions in administrative costs.

     - Focusing our marketing efforts in the solicitation of customers in nonecomically affected industries.

For further discussion, see section entitled "Risk Factors That May
Affect Your Decision to Invest in Us" in our 2002 Form 10-K, which was filed with the SEC on September 26, 2002 and to the discussion in this Form 10-Q under the heading "Update of Risk Factors."

We remain dependent on our lines of credit for operations and growth.
Our domestic line of credit agreement is set to mature in September 2003. We can provide no assurance that the agreement will be renewed or that any renewal would occur on commercially reasonable terms. We may have to explore alternative financing if the bank does not renew our line of credit.

We may require additional financing to satisfy our debt obligations.
However, there can be no assurance that we will be able to obtain additional debt or equity financing when needed, or on acceptable terms. Any additional debt or equity financing may involve substantial dilution to our stockholders, restrictive covenants or high interest costs. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on our business, operating results, and financial condition.

Although management believes our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations, if we cannot refinance the domestic line of credit upon its maturity or find alternative financing/funding of this obligation, there is no assurance that we will continue as a going concern.



ENVIRONMENTAL MATTERS

Since the early 1990s, we have been, and continue to be, involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into in July 1993, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At December 31, 2002, we had a reserve of $416,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates and our portion could exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition, results of operations and cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt. At December 31, 2002, the carrying amount of long-term debt (including the current portion thereof but excluding bank lines of credit) was $7.9 million and the fair value was $7.4 million. The carrying values of our other financial instruments approximated their fair values. The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $110,000.

It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet. The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge. Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges. Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations. At December 31, 2002, we did not have any open forward foreign currency contracts.

Our operations consist of investments in foreign operating units. Our foreign subsidiaries represent approximately 18% of our revenues and 26% of our total assets. As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.



ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings. We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

This information is set forth in this report under the captions "Update of Risk Factors - Our Debt Agreements Contain Financial Covenants That Must Be Met" and "Management's Discussion and Analysis - Liquidity" and is incorporated herein by reference.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2002 Annual Meeting of Stockholders, held on November 12, 2002,
James P. Burgess was elected as Class I director. Directors whose terms of office continued after the meeting were Kimon Amenogiannis, Clay M. Biddinger, Oscar B. Marx, III and Steven M. Waszak. There were 2,284,343 shares of common stock outstanding and entitled to vote at this meeting. Following is a summary of the results of voting:

                                                             Votes
                                                           Against or
                                             Votes For      Withheld
                                             ---------     ----------
Election of James P. Burgess as director     2,094,964       66,588


ITEM 5.  OTHER INFORMATION

PRE-APPROVAL OF NON-AUDIT SERVICES

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the members of the Audit Committee approved non-audit, tax-related services by our auditors during this reported fiscal quarter.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

10.1 Amendment No. 4 to Credit Agreement, dated February 5, 2003, between the Company and Comerica Bank.

99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K:

On October 14, 2002, the Board of Directors and the Audit Committee dismissed KPMG LLP as our principal independent auditors and engaged PricewaterhouseCoopers LLP as our principal independent auditors.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	February 7, 2003			/s/ Edward J. Smith
            Date                             Edward J. Smith
                                             Chief Executive Officer and
                                             President (Principal Executive
                                             Officer)

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

Date: February 7, 2003

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

Date: February 7, 2003

/s/ Kirk A. Waldron
   Kirk A. Waldron
   Senior Vice President and Chief Financial Officer
   SMTEK International, Inc.
8