Form 10-Q
period 2003-03-31
SMTEK INTERNATIONAL INC
filed 2003-05-12
CIK 26987

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 - Q



(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended:      MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [x]


The registrant had 2,284,343 shares of common stock outstanding as of May 5, 2003.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share amounts)

                                                             March 31,      June 30,
                                                                2003          2002
                                                           -------------    ---------
             ASSETS
Current assets:
   Cash and cash equivalents, including cash
     of discontinued operations of $156 and $152, as
     of March 31, 2003 and June 30, 2002, respectively        $    546      $    816
   Accounts receivable, less allowance for doubtful
     accounts of $332 and $358, as of March 31,
     2003 and June 30, 2002, respectively                       11,518         8,390
   Inventories, net                                              9,170         9,666
   Prepaid expenses                                                807           809
   Current assets - discontinued operations                      3,360         5,572
                                                              --------      --------
          Total current assets                                  25,401        25,253
                                                              --------      --------
Property, equipment and improvements, net of
   accumulated depreciation and amortization                     5,991         7,260
Other assets                                                       330           772
Property, equipment and improvements, net -
   discontinued operations                                       1,486         1,549
                                                              --------      --------
                                                              $ 33,208      $ 34,834
                                                              ========      ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of bank line of credit payable             $  6,631      $    -
   Current portion of long-term debt                             2,113         2,104
   Accounts payable                                              8,842         6,867
   Other accrued liabilities                                     6,491         4,746
   Current liabilities - discontinued operations                 5,312         5,621
                                                              --------      --------
          Total current liabilities                             29,389        19,338
                                                              --------      --------
Long-term liabilities:
   Long-term bank line of credit payable                           -           4,005
   Long-term debt                                                3,945         5,194
   Long-term debt - discontinued operations                         65           872
   Other long-term liabilities                                     594           -
                                                              --------      --------
          Total long-term liabilities                            4,604        10,071
                                                              --------      --------
Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $1 par value;  1,000,000 shares
    authorized; no shares issued or outstanding                    -             -
   Common stock, $.01 par value; 3,750,000 shares
    authorized; 2,284,343 issued and outstanding at
    March 31, 2003 and June 30, 2002                                23            23
   Additional paid-in capital                                   37,028        37,028
   Accumulated deficit                                         (37,745)      (31,616)
   Accumulated other comprehensive loss                            (91)          (10)
                                                              --------      --------
          Total stockholders' equity (deficit)                    (785)        5,425
                                                              --------      --------
                                                              $ 33,208      $ 34,834
                                                              ========      ========

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands except per share amounts)

                                         Three Months Ended       Nine Months Ended
                                              March 31,               March 31,
                                         -------------------     -------------------
                                           2003        2002        2003        2002
                                         -------     -------     -------     -------
Revenues                                 $17,430     $13,463     $50,474     $48,345
Cost of goods sold                        15,510      13,364      46,122      44,554
                                         -------     -------     -------     -------
Gross profit                               1,920          99       4,352       3,791
                                         -------     -------     -------     -------
Operating expenses:
  Administrative and selling               2,216       3,034       8,242       6,470
  Goodwill amortization                      -             9         -            28
                                         -------     -------     -------     -------
Total operating expenses                   2,216       3,043       8,242       6,498
                                         -------     -------     -------     -------
Operating loss                              (296)     (2,944)     (3,890)     (2,707)
                                         -------     -------     -------     -------
Non-operating income (expense):
  Interest expense, net                     (267)       (236)       (776)       (707)
  Other income, net                          269         195         261         231
                                         -------     -------     -------     -------
Total non-operating income
  (expense), net                               2         (41)       (515)       (476)
                                         -------     -------     -------     -------
Loss from continuing operations
  before income taxes                       (294)     (2,985)     (4,405)     (3,183)
Income tax provision (benefit)               -          (182)          6        (155)
                                         -------     -------     -------     -------
Loss from continuing operations             (294)     (2,803)     (4,411)     (3,028)

Loss from discontinued operations,
  net of taxes                              (756)       (122)     (1,300)       (632)
                                         -------     -------     -------     -------

Loss before change in accounting
  principle                               (1,050)     (2,925)     (5,711)     (3,660)

Change in accounting principle,
  net of taxes                               -           -          (420)        -
                                         -------     -------     -------     -------
Net loss                                 $(1,050)    $(2,925)    $(6,131)    $(3,660)
                                         =======     =======     =======     =======
Other comprehensive income (loss):
    Foreign currency
      translation adjustments                (28)          8          (9)         52
    Change in unrealized gain (loss)
      on forward contracts                   -           -           (72)        -
                                         -------     -------     -------     -------
Comprehensive loss                       $(1,078)    $(2,917)    $(6,212)    $(3,608)
                                         =======     =======     =======     =======

Basic and diluted loss per share:
  Loss from continuing operations        $ (0.13)    $ (1.23)    $ (1.93)    $ (1.32)
  Loss from discontinued operations        (0.33)      (0.05)      (0.57)      (0.28)
  Change in accounting principle             -           -         (0.18)        -
                                         =======     =======     =======     =======
    Basic and diluted loss per share     $ (0.46)    $ (1.28)    $ (2.68)    $ (1.60)
                                         =======     =======     =======     =======

Shares used in computing basic and
  diluted loss per share                   2,284       2,284       2,284       2,284
                                         =======     =======     =======     =======

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

                                                        Nine Months Ended
                                                            March 31,
                                                      ---------------------
                                                       2003          2002
                                                      -------       -------
Cash flows from operating activities:
  Loss from continuing operations                     $(4,411)      $(3,028)
  Adjustments to reconcile loss from continuing
   operations to net cash provided by operating
   activities:
    Depreciation and amortization                       1,648         1,482
    Loss (gain) on sale of assets                           6          (203)
    Facility consolidation costs                        1,395           -
    (Increase) decrease in accounts receivable         (3,143)        3,366
    Decrease in costs and estimated earnings in
      excess of billings on uncompleted contracts         -           4,302
    Decrease (increase) in inventories                    484          (689)
    Increase (decrease) in accounts payable             1,996           (19)
    Increase in other accrued liabilities               1,316           418
    Other, net                                            (39)          119
    Cash provided by (used in) operating
      activities - discontinued operations              2,080          (839)
                                                      -------       -------
Net cash provided by operating activities               1,332         4,909
                                                      -------       -------
Cash flows from investing activities:
  Capital expenditures                                   (756)       (3,696)
  Purchase of Century Thailand, net of cash received      -            (129)
  Proceeds from sale of assets                            -             325
  Cash used in investing activities -
    discontinued operations                              (275)         (134)
                                                      -------       -------
Net cash used in investing activities                  (1,031)       (3,634)
                                                      -------       -------
Cash flows from financing activities:
  Proceeds from (payments of) bank lines of credit      2,625        (2,648)
  Proceeds from long-term debt                            -           2,452
  Payments of long-term debt                           (1,253)       (1,294)
  Proceeds from the exercise of stock options             -               7
  Cash (used in) provided by financing activities -
    discontinued operations                            (1,929)          806
                                                      -------       -------
Net cash used in financing activities                    (557)         (677)
                                                      -------       -------
Effect of exchange rate changes on cash                   (14)           16
                                                      -------       -------
(Decrease) increase in cash and cash equivalents         (270)          614

Cash and cash equivalents at beginning of period          816           224
                                                      -------       -------
Cash and cash equivalents at end of period            $   546       $   838
                                                      =======       =======

Supplemental cash flow information:
  Interest paid                                       $   862       $   677
  Income taxes paid                                         2            45
Non-cash investing activities - other obligations         -               2

See accompanying notes to unaudited condensed consolidated financial statements

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended March 31, 2003 and 2002


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

We have five wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK
Moorpark), located in Moorpark, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

On November 19, 2002, we announced that we were consolidating our San Diego facility into our other California operations in Moorpark and Santa Clara. This transition was completed as of March 31, 2003.

On April 9, 2003, we sold our facility in Northern Ireland. This is shown in the unaudited consolidated financial statements as a discontinued operation. For further discussion, see Note 3.

We have experienced and may continue to experience an adverse effect on our operating results and in our financial condition, especially if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements at our operating facilities. We are focused on the consolidation and streamlining of operations so as to reduce our excess capacity to better match market conditions. Recent actions taken and strategies being pursued are as follows:

     - Transitioning our San Diego facility, selling our Northern Ireland facility and evaluating further opportunities of consolidation, transition or sale of other facilities.

     - Continuing focus on cost reductions related to sizing our capacity infrastructure to current production levels.

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

We may require additional financing to satisfy our debt obligations.
However, there can be no assurance that we will be able to obtain additional debt or equity financing when needed, or on acceptable terms. Any additional debt or equity financing may involve substantial dilution to our stockholders, restrictive covenants or high interest costs. In addition, delisting proceedings may also affect availability of equity financing. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on our business, operating results, and financial condition.

     Although management believes our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations, if we cannot refinance the domestic line of credit upon its maturity or find alternative financing/funding of this obligation, there is no assurance that we will continue as a going concern.

All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position, results of operations and cash flows as of and for the periods presented.

We utilize a 52-53 week fiscal year ending on the Friday closest to June
30, which for fiscal year 2002 fell on June 28, 2002. In the accompanying condensed consolidated financial statements, the 2002 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on March 28, 2003 and March 29, 2002.

Certain reclassifications have been made to the fiscal 2002 financial statements to conform with the fiscal year 2003 financial statement presentation. Such reclassifications had no material effect on our results of operations or stockholders' equity.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q pursuant to applicable rules and regulations. Therefore, these condensed financial statements should be read in conjunction with our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2002.


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


                                                    Three months ended
                                                    September 30, 2002
                                                    ------------------

Net loss from continuing operations,
  as originally reported                                 $  (649)
Loss from discontinued operations                           (134)
Change in accounting principle, net of taxes                (420)
                                                         -------
Net loss as restated                                     $(1,203)
                                                         =======

Basic and diluted loss per share:
  Net loss from continuing operations,
   as originally reported                                $ (0.28)
  Loss from discontinued operations                        (0.06)
  Change in accounting principle                           (0.18)
                                                         -------
  Net loss as restated                                   $ (0.52)
                                                         =======

Goodwill amortization of $9,000 and $28,000 was recognized in the three and nine months ended March 31, 2002, respectively. Unaudited pro forma results of operations for the three and nine months ended March 31, 2002, as if the change in accounting principle occurred at the beginning of the period reported, are as follows (dollars in thousands, except for per share amounts):

                                         Three Months Ended       Nine Months Ended
                                           March 31, 2002           March 31, 2002
                                         -------------------     -------------------
Net loss from continuing operations,
  as reported                                    $(2,803)              $(3,028)

Add back amortization of goodwill                      9                    28
                                                 -------               -------
Pro forma net loss from continuing operations     (2,794)               (3,000)
Loss from discontinued operations,
  net of taxes                                      (122)                 (632)
                                                 -------               -------
Pro forma net loss                               $(2,916)              $(3,632)
                                                 =======               =======

Pro forma net loss per share,
  basic and diluted:
    Loss from continuing operations              $ (1.23)             $ (1.31)
    Loss from discontinued operations              (0.05)               (0.28)
                                                 =======              =======
    Pro forma net loss per share,
      basic and diluted                          $ (1.28)             $ (1.59)
                                                 =======              =======

NOTE 3 - DISCONTINUED OPERATIONS

On April 9, 2003, we sold 100% of the outstanding stock of our Northern Ireland facility, SMTEK Europe, for consideration of $1. The purchaser was a Northern Ireland investor group, which included a director from SMTEK Europe. The gain on the sale is not material and will be recorded in the fourth quarter of fiscal 2003. We incurred transaction costs of approximately $170,000.

Accordingly, operating results for SMTEK Europe have been presented in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) as a discontinued operation, and are summarized as follows (in thousands):

                                         Three Months Ended       Nine Months Ended
                                              March 31,               March 31,
                                         -------------------     -------------------
                                           2003        2002        2003        2002
                                         -------     -------     -------     -------
Revenues                                 $ 1,286     $ 2,604     $ 6,277     $ 6,950
                                         =======     =======     =======     =======

Operating loss                            $ (648)     $  (44)    $  (991)     $ (386)
                                         =======     =======     =======     =======

Loss from discontinued operations,
  less applicable taxes                   $ (756)     $ (122)    $(1,300)     $ (632)
                                         =======     =======     =======     =======

The net assets of SMTEK Europe are as follows (in thousands):


                                                   March 31,      June 30,
                                                      2003          2002
                                                 -------------    ---------
Current assets                                      $ 3,516        $ 5,724
Property, equipment and improvements, net of
  accumulated depreciation and amortization           1,486          1,549
Current liabilities                                  (5,312)        (5,621)
Long-term debt                                          (65)          (872)
                                                    -------        -------
  Net (liabilities) assets                          $  (375)        $  780
                                                    =======        =======

At March 31, 2003, SMTEK Europe had an accumulated foreign currency translation loss of $121,000 which was carried as a reduction of consolidated stockholders' equity. In accordance with SFAS No. 52, "Foreign Currency Translation," this amount will be included in the determination of the gain on sale of discontinued operations.


NOTE 4 - ACQUISITION OF THE ASSETS OF CENTURY ELECTRONICS MANUFACTURING, INC.

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
                                         ======

Unaudited pro forma results of operations for the nine months ended
March 31, 2002, as if the acquisition of the Thailand subsidiary had occurred at the beginning of the period reported, follow (dollars in thousands). The unaudited pro forma results are not necessarily indicative of the results which would have occurred if the business combination had occurred on the date indicated:

                                       Nine Months Ended
                                        March 31, 2002
                                      ------------------

Revenues from continuing operations         $49,665
                                            =======

Net loss                                    $(3,597)
                                            =======

Loss per share:
  Basic and diluted                         $ (1.57)
                                            =======

NOTE 5 - EARNINGS PER SHARE

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


                                      Three Months Ended          Nine Months Ended
                                          March 31,                  March 31,
                                    ----------------------     ----------------------
                                       2003         2002         2003         2002
                                    ---------    ---------     ---------    ---------
Net loss                            $  (1,050)   $  (2,925)    $  (6,131)   $  (3,660)
                                    =========    =========     =========    =========

Weighted average shares:
  Basic weighted average
    number of common shares
    outstanding                     2,284,343    2,284,343     2,284,343    2,283,910
  Dilutive effect of
    outstanding common
    stock equivalents                     -            -             -            -
                                    ---------    ---------     ---------    ---------
      Diluted weighed average
        number of common
        shares outstanding          2,284,343    2,284,343     2,284,343    2,283,910
                                    =========    =========     =========    =========

Basic and diluted loss per share    $   (0.46)   $   (1.28)    $   (2.68)   $   (1.60)
                                    =========    =========     =========    =========

Because we had a net loss for the three and nine months ended March 31, 2003, there were no common stock equivalents which had a dilutive effect on earnings per share. However, if we had reported net income rather than a loss for the three and nine months ended March 31, 2003, the diluted shares outstanding would have increased by 6,430 and 4,145 shares for the three and nine months ended March 31, 2003, respectively. Further, options to purchase approximately 613,900 shares of common stock at prices ranging from $1.05 to $10.00 which were outstanding at March 31, 2003, would not have been included in the computation of diluted earnings per share for the three and nine months ended March 31, 2003, because the exercise prices of these options were greater than the average market price of our common stock. If we had reported net income rather than a loss for the three and nine months ended March 31, 2002, the diluted shares outstanding would have increased by 2,960 and 89,228 shares for the three and nine months ended March 31, 2002, respectively. Options to purchase approximately 571,700 shares of common stock at prices ranging from $3.75 to $10.00 were outstanding at March 31, 2002, but were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2002, because the exercise prices of these options were greater than the average market price of our common stock.

     We apply the provisions of APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation expense has been recognized for our employee stock option plans and awards of options to non-employee directors. Had compensation expense for stock-based awards been determined consistent with SFAS No. 123 as amended by SFAS No. 148, our results of operations would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                                      Three Months Ended       Nine Months Ended
                                           March 31,               March 31,
                                     -------------------     -------------------
                                       2003        2002        2003        2002
                                      -------     -------     -------     -------
  Net loss as reported                $(1,050)    $(2,925)    $(6,131)    $(3,660)
  Deduct total stock-based
    employee compensation expense
    under fair value-based method
    for all awards, net of tax            (99)        (97)       (297)       (291)
                                      -------     -------     -------     -------
     Pro forma net loss               $(1,149)    $(3,022)    $(6,428)    $(3,951)
                                      =======     =======     =======     =======

Pro forma net loss per share,
  basic and diluted:                  $ (0.50)    $ (1.32)    $ (2.81)    $ (1.73)
                                      =======     =======     =======     =======

NOTE 6 - REVENUE RECOGNITION

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



NOTE 7 - INVENTORIES

Inventories consist of the following (in thousands):

                                                   March 31,       June 30,
                                                      2003           2002
                                                 -------------     --------
  Raw materials                                    $ 5,938         $ 6,448
  Work in process                                    2,744           2,733
  Finished goods                                       488             485
                                                   -------         -------
                                                   $ 9,170         $ 9,666
     Total inventories                             =======         =======


Note 8 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

                                                   March 31,      June 30,
                                                      2003           2002
                                                 -------------     --------
Buildings and improvements                         $  1,454        $  2,324
Plant equipment                                      13,062          13,051
Office and other equipment                            1,572           1,700
Less accumulated depreciation and amortization      (10,097)         (9,815)
                                                   --------        --------
    Total property, equipment and improvements     $  5,991        $  7,260
                                                   ========        ========


NOTE 9 - CREDIT AGREEMENTS

At March 31, 2003, we have an $8.5 million working capital line of credit collateralized by accounts receivable, inventory and equipment for our domestic operating units which matures September 25, 2003. Borrowings under the credit agreement bear interest at either the bank's prime rate (4.25% at March 31, 2003) plus 1.00% or a Eurodollar-base rate (1.33% at March 31, 2003) plus 3.75%. At March 31, 2003, borrowings outstanding under this credit facility amounted to $6.6 million and the effective weighted average interest rate was 5.11%. The line of credit agreement contains certain financial covenants, with which we believe we were in compliance at March 31, 2003. Our available borrowing capacity as of March 31, 2003, was approximately $1.9 million.

In addition, during fiscal 2002, we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures. This advance has a maturity date of October 24, 2006 and bears interest at either the bank's prime rate (4.25% at March 31, 2003) plus 1.00% or a Eurodollar-base rate (1.33% at March 31, 2003) plus 3.75%. At March 31, 2003, the balance outstanding was $865,000 and the effective weighted average interest rate was 5.08%. Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

At March 31, 2003, we also have a credit facility agreement with Ulster
Bank Markets for our Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 75% of eligible receivables or 2,500,000 British pounds sterling (approximately $3,925,000 at March 31, 2003), of which 500,000 British pounds sterling (approximately $785,000 at March 31, 2003) consists of an overdraft facility, and bears interest at the bank's base rate (3.75% at March 31, 2003) plus 2.00%. At March 31, 2003, borrowings outstanding under this credit facility amounted to approximately $1.7 million, of which the overdraft facility was fully utilized, and there was nominal available borrowing capacity. The credit facility agreement matures on November 30, 2003. This credit facility was assumed by the purchaser of SMTEK Europe.

We also have a mortgage note secured by real property at Northern
Ireland with an outstanding balance of $657,000 at March 31, 2003. At March 31, 2003, we were in arrears. This mortgage note was assumed by the purchaser of SMTEK Europe.


NOTE 10 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single business segment - the EMS industry. Our revenues from continuing operations and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

                                Three Months Ended       Nine Months Ended
                                     March 31,               March 31,
                                -------------------     -------------------
                                 2003        2002        2003        2002
                                -------     -------     -------     -------
Revenues:
  United States                 $15,973     $13,171     $47,331     $47,704
  Thailand                        1,457         292       3,143         641
                                -------     -------     -------     -------
     Total revenues             $17,430     $13,463     $50,474     $48,345
                                =======     =======     =======     =======

                                  March 31,       June 30,
                                    2003            2002
                                -------------     --------
Long-lived assets:
  United States                    $5,775          $7,487
  Thailand                            216             193
                                   ------          ------
     Total long-lived assets       $5,991          $7,680
                                   ======          ======

NOTE 11 - FOREIGN CURRENCY FORWARD CONTRACTS

It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet. The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge. Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges. Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations. At March 31, 2003, we did not have any open forward foreign currency contracts.


NOTE 12 - COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL MATTERS

Since the early 1990s, we have been, and continue to be, involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into in July 1993, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At March 31, 2003, we had a reserve of $421,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates and our portion could exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse effect on our business, financial condition, results of operations and cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE DISCLOSURES BELOW,
CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES," "WILL" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC"), REPORTS TO THE STOCKHOLDERS OF SMTEK INTERNATIONAL, INC., A DELAWARE CORPORATION (THE "COMPANY," "WE," "US" OR "OUR") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN OTHER DOCUMENTS FILED WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. FUTURE EXPECTED RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE, AND SPECIFICALLY DISCLAIM, ANY OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.


UPDATE OF RISK FACTORS

The following risk factors update certain risk factors identified in our 2002 Annual Report on Form 10-K which was filed with the SEC on September 26, 2002. Readers are referred to the documents filed by us with the SEC, including our most recent Reports on Forms 10-K, 10-Q and 8-K, each as it may be amended from time to time, for a more complete description of important risk factors.


Our Debt Agreements Contain Certain Financial Covenants That Must Be Met.

At March 31, 2003, we were in compliance with our debt covenants on our domestic line of credit. However, if we are unable to comply with the terms of our financial covenants, our lender may declare a default and immediately accelerate the due date of our outstanding loans. If we are unable to repay our outstanding loans when asked to do so by the lender, the lender may exercise any one or more of the remedies available to it, including foreclosing on the assets pledged to support the facility, which includes virtually all of our assets.

Our domestic line of credit agreement is set to mature in September
2003. Our borrowings on this line of credit at March 31, 2003 amounted to $6.6 million. We can provide no assurance that the agreement will be renewed or that any renewal would occur on commercially reasonable terms. We remain dependent on our line of credit for operations and growth and may have to explore alternative financing if the bank does not renew our line of credit or if amounts outstanding become immediately payable as a result of future covenant violations.

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

     -  acquisition-related announcements; and

     -  general market conditions.

In addition, in recent years, our stock price has experienced significant price fluctuations for a variety of reasons, including conditions that are both internal and external to us.

In November 2002, we received a deficiency notice from Nasdaq relating to our stock trading below $1.00 per share for 30 consecutive days. We have until May 29, 2003 to regain compliance, which requires that the closing minimum bid of our common stock be $1.00 per share or more for 10 consecutive trading days. We have not yet satisfied that requirement at this time. However, even if we met this requirement at any time before May 29, 2003, we are still likely to be delisted if we continue to fail to meet the $2.5 million minimum level of stockholders' equity requirement that Nasdaq has established. In this regard, in February 2003, we received a deficiency notice from Nasdaq with reference to our failure to meet Nasdaq's $2.5 million in stockholders' equity requirement.

In April 2003, we received formal written notice from Nasdaq that our common stock is subject to delisting effective upon the opening of business on April 23, 2003. We have requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the determination, which has been scheduled for May 29, 2003 by Nasdaq. The Company's common stock will continue to be listed on The Nasdaq SmallCap Market pending the outcome of the hearing. There can be no assurance that the Company's request for continued listing on The Nasdaq SmallCap Market will be granted.

If we are delisted from the Nasdaq SmallCap Market, we may be transferred to the over-the-counter market on the NASD Electronic Bulletin Board or to the "pink sheets" electronic quotation service maintained by the National Quotation Bureau, Inc. There is also a risk that we will not continue to be listed at all. Non-prominent trading markets are generally considered to be less efficient than markets such as Nasdaq or other national exchanges, and may cause us difficulty in obtaining future financing. If our stock is no longer traded in a prominent trading market, or at all, it may be difficult for you to sell shares that you own, and the price of the stock may be negatively affected.

For companies whose securities are traded in the Over-The-Counter
Market, additional difficulties include: (i) obtaining accurate quotations and
(ii) obtaining coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies.


DESCRIPTION OF OUR BUSINESS

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

We have five wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK
Moorpark), located in Moorpark, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

On November 19, 2002, we announced that we were consolidating our San
Diego facility into our other California operations in Moorpark and Santa Clara. As a result, costs of approximately $2.0 million, related to the consolidation, have been recognized in the condensed consolidated statement of operations. This transition was completed as of March 31, 2003.

On April 9, 2003, we sold our facility in Northern Ireland. This is shown in the unaudited consolidated financial statements as a discontinued operation. For further discussion, see Note 3.


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


RESULTS OF OPERATIONS

We utilize a 52-53 week fiscal year ending on the Friday closest to June
30, which for fiscal year 2002 fell on June 28, 2002. In the accompanying condensed consolidated financial statements, the 2002 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on March 28, 2003 and March 29, 2002.

Consolidated revenues for the three months ended March 31, 2003 were $17.4 million compared to $13.5 million for the three months ended March 31, 2002, due primarily to customers deferring shipments in the 2002 quarter. Consolidated revenues for the nine ended March 31, 2003 were $50.5 million compared to $48.3 million for the nine months ended March 31, 2002. The increase in revenues was mainly due to increases in business activity from our current and new customers.

Consolidated gross profit for the three and nine months ended March 31, 2003 was $1.9 million (11.0% of sales) and $4.4 million (8.6% of sales), respectively, compared to $99,000 (0.7% of sales) and $3.8 million (7.8% of sales) for the three and nine months ended March 31, 2002, respectively.
Gross profit for the three and nine months ended March 31, 2002 was positively impacted by the benefit received from inventory used during the period that was purchased at a discount from Century Electronics Manufacturing, Inc. ("Century"). Excluding the positive impact from these reduced inventory costs, we estimate that the consolidated gross profit for the three and nine months ended March 31, 2002 would have been approximately a loss of $340,000 (-2.5% of sales) and a profit of $2.6 million (5.3% of sales), respectively. The increase in gross profit and gross profit margin, excluding the purchase benefit, was due to an increase in revenues as well as to decreases in headcount and material costs.

Administrative and selling expenses were $2.2 million and $8.2 million for the three months and nine months of March 31, 2003, respectively, compared to $3.0 million and $6.5 million for the three and nine months of March 31, 2002, respectively. The decrease in administrative and selling expenses in the three months ended March 31, 2003 was mainly due to reduction of fixed costs, offset by expenses related to the closing of our San Diego facility of $127,000. The increase in administrative and selling expenses in the nine months ended March 31, 2003 is due to the recognition, during the second and third quarters of 2003, of approximately $2.0 million in expenses related to the closing of our San Diego facility. These costs include: $1.0 million loss related to the lease of the building, $370,000 related to write-off of leasehold improvements and $300,000 related to severance and other related costs. In the second quarter of 2003, we also recognized a $600,000 loss related to the lease at our former Thousand Oaks facility.

Total non-operating income (expense) was $2,000 and ($515,000) for the three and nine months ended March 31, 2003, respectively, compared to ($41,000) and ($476,000) for the three and nine months ended March 31, 2002, respectively. During the three months ended March 31, 2003, we recognized a gain on the extinguishment of long-term debt of $175,000. Additionally, we recognized income of $96,000 from the settlement of contingent liabilities during the three months ended March 31, 2003. Excluding the non-operating income from these two items, total non-operating expense would have been $269,000 and $786,000 for the three and nine months ended March 31, 2003, respectively, compared to $41,000 and $476,000 for the three and nine months ended March 31, 2002, respectively. The primary reason for this increase was due to the increase in interest expense as a result of higher levels of debt outstanding during the three and nine months ended March 31, 2003 as compared to the three and nine months ended March 31, 2002.

We had an income tax provision of $0 and $6,000 for the three and nine months ended March 31, 2003, respectively, as compared to income tax benefits of $182,000 and $155,000 for the three and nine months ended March 31, 2002, respectively. For the three and nine months ended March 31, 2002, amounts reflect a $164,000 income tax benefit resulting from passage of the 2002 Stimulus Package providing for the recovery of our alternative minimum taxes paid in fiscal years 2000 and 2001. Without this item, we would have reported an income tax benefit of $18,000 and income tax expense of $9,000 for the three and nine months ended March 31, 2002, respectively.

Loss from continuing operations was $294,000 or $0.13 loss per diluted share for the three months ended March 31, 2003 compared to $2.8 million or $1.23 loss per diluted share for the three months ended March 31, 2002, due mainly to higher gross profit in the fiscal 2003 periods. Loss from continuing operations was $4.4 million or $1.93 loss per diluted share for the nine months ended March 31, 2003 compared to $3.0 million or $1.32 loss per diluted share for the nine months ended March 31, 2002 due mainly to higher gross profit, offset by higher administrative and selling expenses related to the closing of our San Diego facility.

On April 9, 2003, we sold our facility in Northern Ireland, and the results of this facility are shown as a discontinued operation. Loss from discontinued operations, net of taxes, was $756,000 and $1.3 million for the three and nine months ended March 31, 2003, or $0.33 and $0.57 loss per diluted share, respectively, compared to loss from discontinued operations, net of taxes, of $122,000 and $632,000 for the three and nine months ended March 31, 2002, or $0.05 and $0.28 loss per diluted share, respectively.

Net loss was $1.1 million and $6.1 million for the three and nine months ended March 31, 2003, or $0.46 and $2.68 loss per diluted share, respectively, compared to net loss of $2.9 million and $3.7 million for the three and nine months ended March 31, 2002, or $1.28 and $1.60 loss per diluted share, respectively.

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. We adopted this Statement on January 1, 2003 and included the disclosure modifications in the these condensed consolidated financial statements. The adoption of this Statement did not have a material effect on our financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, which amounted to $546,000 at March 31, 2003, and amounts available under our bank lines of credit, which provided approximately $1.9 million of
availability in excess of current borrowings at March 31, 2003.   During the
nine months ended March 31, 2003, cash and cash equivalents decreased by $270,000. This decrease resulted from purchases of equipment of $1,031,000 and financing activities of $557,000, partially offset by cash provided by operations of $1.3 million.

Net cash provided by operating activities of $1.3 million for the nine months ended March 31, 2003 was attributable primarily to facility consolidation costs of $1.4 million, cash provided by the operating activities of our discontinued operations of $2 million, a decrease in inventories of $484,000 and an increase in accounts payable and accrued liabilities of $3.3 million offset by our loss from continuing operations before depreciation and amortization of $4.4 million and a decrease in accounts receivable of $3.1 million.

Net cash used in investing activities was $1,031,000 for the nine months ended March 31, 2003 compared to $3.6 million for the nine months ended March 31, 2002. The cash used was for capital expenditures mainly for production purposes.

Net cash used in financing activities was $557,000 for the nine months ended March 31, 2003 compared to $677,000 for the nine months ended March 31, 2002. At March 31, 2003, we had approximately $1.9 million available to borrow under our bank lines of credit, after giving effect to the amendment to the credit agreement discussed below.

At March 31, 2003, we have an $8.5 million working capital line of credit collateralized by accounts receivable, inventory and equipment for our domestic operating units which matures September 25, 2003. Borrowings under the credit agreement bear interest at either the bank's prime rate (4.25% at March 31, 2003) plus 1.00% or a Eurodollar-base rate (1.33% at March 31, 2003) plus 3.75%. At March 31, 2003, borrowings outstanding under this credit facility amounted to $6.6 million and the effective weighted average interest rate was 5.11%. The line of credit agreement contains certain financial covenants, with which we believe we were in compliance at March 31, 2003. Our available borrowing capacity as of March 31, 2003, was approximately $1.9 million.

In addition, during fiscal 2002, we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures. This advance has a maturity date of October 24, 2006 and bears interest at either the bank's prime rate (4.25% at March 31, 2003) plus 1.00% or a Eurodollar-base rate (1.33% at March 31, 2003) plus 3.75%. At March 31, 2003, the balance outstanding was $865,000 and the effective weighted average interest rate was 5.08%. Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

At March 31, 2003, we also have a credit facility agreement with Ulster
Bank Markets for our Northern Ireland operating company. This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 75% of eligible receivables or 2,500,000 British pounds sterling (approximately $3,925,000 at March 31, 2003), of which 500,000 British pounds sterling (approximately $785,000 at March 31, 2003) consists of an overdraft facility, and bears interest at the bank's base rate (3.75% at March 31, 2003) plus 2.00%. At March 31, 2003, borrowings outstanding under this credit facility amounted to approximately $1.7 million, of which the overdraft facility was fully utilized, and there was nominal available borrowing capacity. The credit facility agreement matures on November 30, 2003. This credit facility was assumed by the purchaser of SMTEK Europe.

We also have a mortgage note secured by real property at Northern
Ireland with an outstanding balance of $657,000 at March 31, 2003. At March 31, 2003, we were in arrears and we are currently seeking to negotiate a payment plan. This mortgage note was assumed by the purchaser of SMTEK Europe.

We anticipate that additional expenditures of as much as $100,000 may be made during the remainder of fiscal 2003, primarily to improve production efficiency at our subsidiaries. A substantial portion of these capital expenditures is expected to be financed by our line of credit or other notes/leases payable.

At March 31, 2003, the ratio of current assets to current liabilities was 0.9 to 1.0 compared to 1.3 to 1.0 at June 30, 2002. At March 31, 2003, we had $4.0 million of negative working capital compared to $5.9 million of working capital at June 30, 2002. At March 31, 2003, we had long-term borrowings of $4.0 million compared to $10.1 million at June 30, 2002. The decreases in the working capital and long-term debt is due to the reclassification of our domestic line of credit of $4.0 million from long-term debt to current liabilities as this matures in less than 12 months. In addition, contributing to the decrease in working capital is an increase in lease reserves recognized in the second quarter of 2003.

As more fully described in Note 6 to the notes to our consolidated financial statements in our June 30, 2002 Form 10-K, at March 31, 2003, we have a federal tax assessment liability of approximately $1.1 million and a related accrued interest liability of approximately $1.4 million, which reflect the results of a settlement with the IRS Appeals Division in December 2001. We are currently seeking an installment payment plan with the IRS.

We have experienced and may continue to experience an adverse effect on our operating results and our financial condition, especially if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements at our operating subsidiaries. We are focused on the consolidation and streamlining of operations so as to reduce our excess capacity to better match market conditions. Recent actions taken and strategies being pursued are as follows:

     - Transitioning our San Diego facility, selling our Northern Ireland facility and evaluating further opportunities of consolidation, transition or sale of other facilities.

     - Continuing focus on cost reductions related to sizing our capacity infrastructure to current production levels.

     - Focusing our marketing efforts in the solicitation of customers in nonecomically affected industries.

For further discussion, see section entitled "Risk Factors That May
Affect Your Decision to Invest in Us" in our 2002 Form 10-K, which was filed with the SEC on September 26, 2002 and to the discussion in this Form 10-Q under the heading "Update of Risk Factors" as well as other reports we file with the SEC.

We remain dependent on our lines of credit for operations and growth.
Our domestic line of credit agreement is set to mature in September 2003. We can provide no assurance that the agreement will be renewed or that any renewal would occur on commercially reasonable terms. We may have to explore alternative financing if the bank does not renew our line of credit.

We may require additional financing to satisfy our debt obligations.
However, there can be no assurance that we will be able to obtain additional debt or equity financing when needed, or on acceptable terms. Any additional debt or equity financing may involve substantial dilution to our stockholders, restrictive covenants or high interest costs. In addition, delisting proceedings may also affect availability of equity financing. The failure to raise needed funds on sufficiently favorable terms could have a material adverse effect on our business, operating results, and financial condition.

Although management believes our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations, if we cannot refinance the domestic line of credit upon its maturity or find alternative financing/funding of this obligation, there is no assurance that we will continue as a going concern.


ENVIRONMENTAL MATTERS

Since the early 1990s, we have been, and continue to be, involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into in July 1993, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. There is no environmental insurance coverage for this remediation. At March 31, 2003, we had a reserve of $421,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates and our portion could exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition, results of operations and cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt. At March 31, 2003, the carrying amount of long-term debt (including the current portion thereof but excluding bank lines of credit) was $7.1 million and the fair value was $6.6 million. The carrying values of our other financial instruments approximated their fair values. The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $110,000.

It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet. The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge. Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges. Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations. At March 31, 2003, we did not have any open forward foreign currency contracts.

Our continuing operations consist of investments in foreign operating units. Our foreign subsidiaries represent approximately 7% of our revenues from continuing operations and 8% of the total assets of our continuing operations. As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

       10.1 Share Sale Agreement, dated March 21, 2003, by and among DDL Europe Limited, Alina Limited and SMTEK International, Inc., incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on April 25, 2003.

      10.2 Amendment to Share Sale Agreement, dated April 9, 2003, by and among DDL Europe Limited, Alina Limited and SMTEK International, Inc., incorporated by reference to Exhibit 2.3 to Company's Form 8-K filed with the SEC on April 25, 2003.

      99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K:

On April 21, 2003, we filed a Form 8-K indicating that we received formal written notice from Nasdaq that our stock is subject to delisting from the Nasdaq SmallCap Market.

On April 25, 2003, we filed a Form 8-K reporting the sale of SMTEK
Europe.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	May 9, 2003			/s/ Edward J. Smith
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ Kirk A. Waldron
   Kirk A. Waldron
   Senior Vice President and Chief Financial Officer
   SMTEK International, Inc.