Form 10-K
period 2003-06-30
SMTEK INTERNATIONAL INC
filed 2003-09-25
CIK 26987

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-8101

SMTEK INTERNATIONAL, INC.
Exact Name of Registrant as Specified in Its Charter:

Delaware State or Other Jurisdiction of Incorporation or Organization No.	33-0213512 I.R.S. Employer Identification

        Address of Principal Executive Offices:    200 Science Drive Moorpark, CA 93021

        Registrant's Telephone Number:    (805) 532-2800

        Securities registered pursuant to Section 12(b) of the Act:

        Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $.01 Par Value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐    No ☒

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing price as reported by The Nasdaq Small Cap Market on December 31, 2002 was $1,667,570.

        The registrant had 2,284,343 shares of Common Stock outstanding as of September 22, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may inspect and copy these materials at the Public Reference Room maintained by the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on the Public Reference Room. You may also find our SEC filings at the SEC website at www.sec.gov. You may also inspect reports and other information concerning us at the offices of the Nasdaq Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

        Parts I, II and IV of this report on Form 10-K incorporate certain information by reference from our Annual Report to Stockholders for our fiscal year ended June 30, 2003. Part III incorporates certain information by reference from our Proxy Statement for our 2003 Annual Meeting of Stockholders, which Proxy Statement will be filed within 120 days after the end of our fiscal year.

        THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FORECASTS", "PLANS", "FUTURE", "STRATEGY", OR WORDS OF SIMILAR MEANING. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SEC, REPORTS TO THE COMPANY'S STOCKHOLDERS, AND OTHER PUBLIC STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, INCLUDING THOSE DESCRIBED BELOW IN PART I, "COMPANY RISK FACTORS," AND IN OTHER DOCUMENTS THE COMPANY HAS FILED AND FILES, FROM TIME TO TIME, WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. THE FORWARD-LOOKING STATEMENTS EXPRESSED HEREIN ARE BASED UPON MANAGEMENT'S BEST ESTIMATES, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS AND SPEAK ONLY AS OF THE TIME SUCH STATEMENTS ARE MADE. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS. AS A RESULT, READERS ARE CAUTIONED NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

PART I

Item 1.    BUSINESS

GENERAL

        SMTEK International, Inc. (the "Company," "we," "us" or "our"), a Delaware corporation, is an electronics manufacturing services ("EMS") provider to original equipment manufacturers ("OEMs") primarily in the medical, industrial and instrumentation, telecommunications, security, financial services automation and aerospace and defense industries. We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry.

        We have five wholly owned subsidiaries: SMTEK, Inc. (aka SMTEK Moorpark), located in Moorpark, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

        We were incorporated in California in 1959 and were reincorporated in Delaware in 1986. We changed our name from Data-Design Laboratories, Inc. to DDL Electronics, Inc. in December 1993, and in October 1998 our name was changed to SMTEK International, Inc. Our executive office is currently located at 200 Science Drive, Moorpark, California 93021, telephone (805) 532-2800. Our internet address is www.smtek.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, are available, free of charge, as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Our SEC reports can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any other report of ours filed with or furnished to the SEC.

  Basis of Presentation

        We utilize a 52-53 week fiscal year ending on the Friday closest to June 30 which, for fiscal years 2003, 2002 and 2001, fell on June 27, June 28, and June 29, respectively. In the accompanying consolidated financial statements, the fiscal year-end for all years is shown as June 30 for clarity of presentation. Fiscal years 2003, 2002 and 2001 each consisted of 52 weeks.

  Certain Business Developments

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

        On November 19, 2002 we announced that we were consolidating our San Diego facility into our other California operations in Moorpark and Santa Clara. This transition was completed by the end of our third quarter, March 31, 2003. On April 9, 2003, we sold our facility in Northern Ireland. The sale is shown in our audited financial statements as a discontinued operation. The loss from discontinued operations in 2003 was $1.3 million, net of taxes, and a net gain on sale of $106,000.

INDUSTRY OVERVIEW

  EMS Industry

        The EMS industry can be classified into two general segments: high-volume/low complexity and low-to-medium volume/high complexity. We focus on the low-to-medium volume/high complexity segment. Competition in this segment is highly fragmented and intense. Customer bases tend to be highly concentrated, with two or three customers typically accounting for a significant portion of an EMS provider's total revenue.

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

  Description of EMS Products and Services

        Production of electronic assemblies for a customer is only performed when a firm order is received and accepted. Electronic assemblies are produced based on one of two general methods: either "turnkey" (where we provide all materials, labor and equipment associated with producing the customers' product) or "consigned" (where we provide only labor and equipment for manufacturing electronic assemblies and the customer provides the materials).

        Our EMS operations provide both turnkey and consignment electronics manufacturing services using surface mount and through-hole interconnection technologies. We conduct our domestic business through our facilities in Moorpark, Fort Lauderdale, Marlborough and Santa Clara and our foreign business, SMTEK International Thailand Limited subsidiary in Ayutthya, Thailand. Our EMS operations do not fabricate any of the components used in these processes.

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

        As a result of the relative difficulty for customers to change EMS providers, our ability to attract and recruit new customers away from their existing EMS providers or from in-house assembly operations becomes that much more difficult.

MARKETS AND CUSTOMERS

        Our sales and the percentage of our consolidated sales to the principal end-user markets we serve for the last three fiscal years are as follows (dollars in thousands):

	Year ended June 30,
Markets
	2003		2002		2001
Medical	$22,119	31.3%	$22,712	35.2%	$24,838	33.7%
Industrial controls and instrumentation	16,380	23.2	18,201	28.2	31,581	42.8
Telecommunications	6,868	9.7	12,043	18.7	10,057	13.6
Aerospace and defense	5,807	8.2	7,124	11.0	5,693	7.7
Computers	2,895	4.1	703	1.1	—	—
Consumer	5,147	7.3	876	1.4	—	—
Security	6,993	9.9	1,461	2.3	—	—
Other	4,514	6.3	1,438	2.1	1,603	2.2

Total	$70,723	100%	$64,558	100.0%	$73,772	100.0%

        See Note 11 to the consolidated financial statements for information on our revenues and long-lived assets by geographical area.

        We market our EMS services through both direct sales personnel and through independent representatives. Our marketing strategy is to develop close relationships with, and to increase sales to, certain existing and new major OEM customers. This includes becoming involved at an early stage in the design of these customers' new products. We believe this strategy is necessary to keep abreast of rapidly changing technological needs and to develop new EMS processes, so as to enhance our EMS capabilities and our position in the industry. As a result of this strategy, however, fluctuations experienced by one or more of our customers in demand for their products may have and have had adverse effects on our sales and profitability. (See "Company Risk Factors").

BACKLOG

        At June 30, 2003, 2002 and 2001, our backlog was $29.5 million, $40.1 million and $55.5 million, respectively. Backlog is comprised of orders believed to be firm for products that have scheduled shipment dates within the next six to twelve months. We expect to ship a substantial portion of the backlog within 90 days, although the continuation of current economic conditions or other risk factors may alter those expectations.

        Some orders in the backlog may be cancelled under certain conditions. In addition, the timing of orders from major customers may result in significant fluctuations in our backlog and operating results from period to period.

        Accordingly, we believe that backlog may not be a reliable indicator of future operating results.

COMPANY RISK FACTORS

        There are a variety of risk factors noted below and elsewhere in this Report on Form 10-K (this "Report" or "Form 10-K") and our other filings with the SEC that may affect your investment with us. In evaluating our business, you should carefully review the risk factors cited below as well as all other statements, notes and figures in this Form 10-K. Our business presents a risk due to, among other considerations, the significant volatility of our stock, particularly on a quarterly basis. Our business is also part of a highly dynamic and competitive industry, which can also result in the volatility of our stock price.

        Our results of operations may be affected by the above, or with the risk factors described below:

  General Industry Conditions and Competition

        The markets in which the EMS industry operates are intensely competitive. Competition in the EMS industry is primarily driven by price with secondary factors including product quality, technical capability and the ability to deliver products on schedule. Both the price of, and the demand for, EMS are sensitive to economic conditions, changing technologies and other factors. The technology used in EMS is widely available, and there are a large number of domestic and foreign competitors. Many of these firms are larger than we are and have significantly greater financial, marketing and other resources.

        Many of our competitors have also made substantial capital expenditures in recent years and operate technologically advanced EMS facilities. Further, some of our customers have substantial in-house EMS capabilities. There is a risk that, in periods when these customers are operating at less than full capacity, they will use their own facilities rather than contract with us. Despite this risk, we believe we have not recently experienced a significant loss of business to OEMs' captive assembly operations. However, there can be no assurance that future losses in this regard will not occur.

        Another factor that presents a continuing risk is the inability of EMS providers to require that their customers take back excess inventories that have no current or known future use in production. (See the risk factor below dealing with "If our Customers vary their Requirements, Our Results and Our Financial Condition May Be Affected"). This factor has also affected us and may occur more frequently if the current electronic industry production slowdown does not appreciably improve. We can provide no assurance that we will not be forced to sell excess inventory. If we sell such excess inventory, we may have to sell all or portions of the inventory for a loss, which may adversely affect our business, operating results and financial condition.

  If the Market for Our Services Does Not Improve, or If General Economic Conditions Continue to Adversely Affect Our Business or Industry, We Expect To Continue To Suffer Losses.

        As we begin our new fiscal year, we are uncertain whether the softened demand for goods and services, including those goods and services our customers provide, will improve. We believe this is a result of the general downturn in economic conditions and continued effects of the events of September 11, 2001.

        Further, we have moved existing subsidiary businesses into larger facilities, which has caused an increase in costs and excess capacity. When combined with the current economic conditions, this presents a significant risk to our operating results and financial condition. (See also risk factor below entitled: "Our New Facilities and Strategic Expansion Have Not Yielded the Benefits We Expected and Could Adversely Affect Our Financial Condition.")

        While we have taken cost reduction measures and attempted to improve efficiencies in our subsidiaries' facilities, we may experience a material adverse effect on our operating results and in our financial condition if the current economic conditions continue for an extended period of time, or if we do not successfully manage the facilities toward profitability. We may have to close one or more of our existing facilities which may further adversely affect our operating results and our financial condition.

  Our Domestic Line of Credit Agreement Contains Certain Financial Covenants That Must Be Met.

        On September 18, 2003, we entered into a new credit facility (See Note 5 to the consolidated financial statements for a more detailed discussion of the new credit facility). This new credit facility matures September 18, 2006 and includes certain covenants that we are required to comply with. In the event of default under our line of credit agreement, any and all outstanding borrowings could become immediately due and payable. This would likely create significant operating and financial restrictions on us, further causing an adverse effect upon our financial condition and operating results.

  Our New Facilities and Strategic Expansion Have Not Yielded the Benefits We Expected and Could Adversely Affect Our Financial Condition.

        We moved the operations of two of our facilities, SMTEK, Inc. and our San Diego facility, during fiscal year 2002 from Thousand Oaks, California and El Cajon, California, respectively, to larger facilities in Moorpark, California and Poway, California, respectively. The Poway and Moorpark leases each have a term of ten years. In fiscal 2003, we transitioned the operations of the Poway facility to the Moorpark and Santa Clara facilities.

        Though the San Diego operation was released from the El Cajon lease, we are liable under the Poway lease and have had a subtenant in the facility since vacating the facility. Should the subtenant default on the sublease, there can be no assurance that we would find another subtenant. SMTEK, Inc. is still liable for the Thousand Oaks facility lease and continues paying rent to the landlord without a subtenant on a lease which expires on May 31, 2004. The Thousand Oaks lease liability is fully reserved for.

        We also have entered into a long-term lease for our facility in Marlborough, Massachusetts and have entered into a three year lease for our Santa Clara, California operation.

        Our facilities continue to have excess capacity. The carrying cost of this excess capacity may continue to adversely affect our business, operating results and/or financial condition. Our strategic direction in expanding during this economic climate has given and may continue to give rise to unforeseen costs.

  Our Industry is Characterized by Low Profit Margins.

        Competition in the EMS industry is primarily driven by price often resulting in lower profit margins for EMS providers. In this regard, customers have sought and continue to seek price reductions. Unless we successfully achieve further material cost reductions, efficiencies and productivity gains, we may experience a material adverse effect on our operating results and our financial condition. There can be no assurance, however, whether reductions in materials costs will be effective or adequate to compensate for such price reductions.

  The Loss of Any One of Our Larger Customers May Adversely Affect Our Results and Financial Condition.

        We had sales to three customers which accounted for 16.8%, 11.1% and 8.8% of revenues in fiscal 2003, sales to three customers which accounted for 18.9%, 16.2% and 10.4% of revenues in fiscal 2002 and sales to three customers which accounted for 20.6%, 20.1% and 15.9% of revenues in fiscal 2001. The loss of one or more of our larger customers, or a significant reduction in sales to any of our major customers, could have an adverse effect on our business, results of operations and financial condition.

  Our Operating Results Fluctuate and May Continue to Materially Fluctuate

        Our operating results fluctuate and may continue to materially fluctuate from period to period. Our operating results may vary significantly depending on a number of factors, several of which are beyond our control. These include:

  •
  the timing of orders from and shipments to major customers,

  •
  the availability and cost of materials and components,

  •
  the volume of orders relative to our capacity,

  •
  the timing of expenditures in anticipation of future sales,

  •
  the gain or loss of significant customers,

  •
  variations in the mix between consignment and turnkey arrangements with customers,

  •
  variations in the demand for products in the industries we serve,

  •
  quality issues and general economic conditions, and

  •
  the development and introduction of new products and technologies by our customers and our customers' competitors.

        In addition to fluctuations from day to day operations, our operating results will also be affected by the following:

  •
  excess capacity at the various subsidiary plants, which may entail attempts to limit liabilities of leases, selling or subleasing equipment, and other measures of that nature,

  •
  our debt load, though not presently increasing, could rise to a point that over-extends our cash-flow capacity, and

  •
  our domestic line of credit agreement contains certain financial covenants that must be maintained. (See risk factor entitled "Our Domestic Line of Credit Agreement Contains Certain Financial Covenants That Must Be Met.")

        A significant portion of our expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Our inability to timely adjust expenditures to compensate for a decline in net sales may magnify the adverse impact of a decline in our results of operations.

  Our Stock Price Has Been And Continues To Be Volatile. Based Upon A Number of Factors, We May Face Delisting Proceedings From Nasdaq.

        The market price for our common stock continues to be volatile due to various factors. These factors include, but are not limited to:

  •
  the stock float being relatively small and thinly traded;

  •
  announcements by us or our competitors of new contracts or technological innovations;

  •
  fluctuations in our quarterly and annual operating results;

  •
  acquisition-related announcements; and

  •
  general market conditions.

        In addition, our stock price in recent years has experienced significant price fluctuations for a variety of reasons, including conditions that are both internal and external to us.

        On June 27, 2003, we received notice from Nasdaq of its decision to continue listing our common stock on The Nasdaq SmallCap Market via an exception to a number of listing requirements. The terms of this temporary exception require that we satisfy a number of conditions. One of the conditions required that we demonstrate, on or before September 8, 2003, a closing bid price of at least $1.00 per share, and, immediately thereafter, maintain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. Nasdaq has since notified us that we have demonstrated compliance with this closing bid price requirement. Another condition under the temporary exception also required that we publicly file, on or before September 8, 2003, an unaudited balance sheet with the SEC evidencing stockholders' equity of at least $2,500,000. On September 8, 2003, we furnished an unaudited balance sheet reflecting Stockholders equity of $2,635,000 in response to this condition for continued listing as required by Nasdaq pursuant to the terms of the temporary exception. Finally, the terms of the temporary exception also require that we file this report on Form 10-K with the SEC on or before September 25, 2003.

        Although we believe that we have currently satisfied Nasdaq's conditions under the temporary exception for continued listing on The Nasdaq SmallCap Market, there can be no assurance that our common stock will continue to be currently listed on The Nasdaq SmallCap Market or, if it continues to be listed, that we will be able to maintain such listing in the future. If our common stock were delisted from The Nasdaq SmallCap Market, it may become eligible immediately thereafter for quotation on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient systems than markets such as Nasdaq or other national exchanges, and which may also cause difficulty in conducting trades and difficulty in obtaining future financing. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

  The Availability and Expense of Components and Materials May Affect Our Operations

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

        To the extent our customers do not absorb the costs associated with parts or materials shortages or price increases, whether by agreement or to maintain a business relationship with a customer, we could suffer a material adverse effect on our business, financial condition and results of operations.

  If Our Customers' Vary Their Requirements, Our Results And Our Financial Condition May Be Affected.

        The level and timing of purchase orders placed by our customers are affected by a number of factors, including variation in demand for the customer's products, customer attempts to manage inventory and changes in the customer's manufacturing strategies. Many of these factors are outside of our control. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay. The current economic conditions, however, may adversely affect our ability to recover such costs, penalties and charges.

        Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided or to pay for components and materials purchased on such customer's behalf, have in the past adversely affected our business, financial condition and results of operations. Such events or conditions could have a material adverse effect on our business, financial condition and results of operations in the future.

  Our Liquidity is Currently Limited and Our Debt Profile May Change and May Affect Our Operations and Financial Condition

        Our cash is currently limited, and, at June 30, 2003, our debt-to-equity ratio was 9.3 to 1.00. Although our debt load is currently not increasing and we have taken certain cost reduction measures, several factors, including but not limited to, a continued prolonged economic downturn, capital investment to increase production, acquisitions of other EMS companies or our inability to move the Company toward profitability, may significantly change our debt profile, resulting in an increase in debt to a point that over-extends our cash-flow capacity. Also, under such circumstances, we may have future capital requirements and our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unavailable or unattractive to us. Any of these events or conditions could have a material adverse effect on our business, financial condition and results of operations.

  Our Thailand Facility Has Economic Challenges and Faces Additional Risks Different from Our Domestic Subsidiaries

        We own 4,999,992 out of 5,000,000 shares of stock in the Thailand facility. Thailand is generally considered to have less economic stability than most mainland European nations or the United States of America. Further, a majority of Thailand's revenue is generated by one customer, a consumer products company, which, if it defers or cancels orders, will have a material adverse effect on the Thailand facility's performance, which in turn could adversely impact our operating results and financial condition.

  Our Foreign Facility in Thailand Faces Unique Challenges That Our Domestic Facilities Do Not Face

        Our foreign operation has risks that may affect our operating results and financial condition. These risks include:

  •
  the fluctuations of its foreign currency against the U.S. dollar in our reported results,

  •
  import and export duties, and value added taxes,

  •
  import and export regulation changes that could increase costs, increase losses or erode any profitability that may exist,

  •
  potential restrictions on the transfer of funds,

  •
  inflexible employee contracts in the event of business downturns, and

  •
  difficulties related to the differences between foreign and U.S. laws.

  Our Services, To The Extent We Perform Sub-Contracts Relating To Government Work, Are Subject To Government Audit And Control

        Our sub-contracting electronic manufacturing services include aerospace and military work for customers which do business with the U.S. government. If a customer complains to the government regarding the services we or our customer perform for the government, we or our customer may become subject to a government investigation, audit or lawsuit.

        The government may enforce civil and criminal penalties if it finds that contracts are intentionally breached or if there is intentional misconduct. Further, even in the absence of intentional misconduct, we may have to pay contract or other applicable and statutory damages to the government or the military contracting customer.

        As every investigation, audit or lawsuit stands on its own merits, we can provide no assurance as to whether any investigation, audit or lawsuit, as it may arise, will not adversely affect our business, operating results or financial condition.

  Our Success Depends On Our Ability To Retain and Recruit Key Personnel

        Our success depends in large part on our ability to recruit and retain highly skilled technical, managerial, sales, and other personnel. In spite of the economic slowdown, competition for such personnel remains intense. In addition, our workforce reductions over fiscal year 2002 have increased our dependence on our remaining personnel, as we are relying on our current personnel to assume additional responsibilities. The loss of services of any of our key personnel or our failure to retain and attract qualified personnel in the future could have a material adverse effect on our business and operating results.

  Our Use of Hazardous Materials in Our Business May Result In Unexpected and Substantial Claims Against Us Relating To The Use, Handling, Storage and Disposal of Such Materials.

        Our manufacturing activities involve the controlled use of hazardous chemicals. The risk of accidental contamination or injury from these materials cannot be completely eliminated. Federal, state and local laws and regulations govern the use, storage, handling and disposal of hazardous substances. Any failure by the Company to comply with present or future environmental laws or regulations could subject the Company to substantial future liabilities, result in the suspension of operations, and have an adverse effect on our financial condition and results of operations.

OUR ENVIRONMENTAL CLEAN-UP CONTINUES AT ANAHEIM, CALIFORNIA FACILITY

        Since the early 1990s, we have continued to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. We have paid $2,000, $15,000 and $11,000 as our share of the remediation costs for fiscal 2003, 2002 and 2001, respectively. There is no environmental insurance coverage for this remediation. At June 30, 2003, we had a reserve of $422,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.

ONGOING TAX MATTERS

        Beginning in May 1997, we came under IRS audit with respect to certain refund claims. In September 1998, we received tax deficiency notices from the IRS in which the IRS advised us that it was disallowing substantially all of the tax refunds we received in 1995 which had been recorded as an income tax benefit.

        In December 2001, we reached a settlement with the Appeals Division of the IRS and finalized an installment payment plan in July 2003 resulting in a total liability, including accrued interest, of $2.4 million. Installment payments will be $45,000 per month for 60 months. (See Note 6 to the consolidated financial statements for further information relating to our tax liabilities.)

EMPLOYEES

        At June 30, 2003, we had approximately 523 employees. Given the growth of our business and the quick response-time required by our customers, we seek to maintain labor flexibility to scale up or down our operations as necessary to maximize efficiency. We also use skilled temporary labor. None of our employees in the United States and Thailand are covered by union agreements. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

Item 2.    PROPERTIES

        The following table lists our principle plants and properties:

Location	Square Footage	Owned or Leased	Use
Moorpark, California(A)	115,000	Leased	Executive offices, Assembly plant
Fort Lauderdale, Florida	8,400	Leased	Assembly plant/offices
Marlborough, Massachusetts(B)	69,400	Leased	Assembly plant/offices
Santa Clara, California(C)	44,700	Leased	Assembly plant/offices
Ayutthya, Thailand	12,000	Leased	Assembly plant/offices
Poway, California(A)	45,000	Leased	Subleased
Thousand Oaks, California(A)	45,000	Leased	Vacant

(A)
The operations and corporate headquarters moved from the Thousand Oaks facility into the Moorpark facility in March 2002. A tenant for the Thousand Oaks building is currently being sought. The San Diego facility moved from El Cajon to Poway, both in San Diego County. A new tenant began leasing the Poway facility in March 2003.

(B)
An eight-year lease was signed for the Marlborough facility during fiscal year 2002.

(C)
A three-year lease was signed for the Santa Clara facility in July 2002.

        For further discussion on our facilities in Moorpark, San Diego, Marlborough and Santa Clara, see "Company Risk Factors—Our New Facilities and Strategic Expansion Have Not Yielded the Benefits We Expected and Could Adversely Affect Our Financial Condition."

Item 3.    LEGAL PROCEEDINGS

        In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings. We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the three months ended June 30, 2003.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information set forth under the caption "Market and Dividend Information" in the our 2003 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 6.    SELECTED FINANCIAL DATA

        The information set forth under the caption "Five-Year Financial Summary" in our 2003 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk" in our 2003 Annual Report to Stockholders is incorporated herein by reference and made a part hereof.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the financial statements later in this Report under Item 15(a)(1).

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On October 14, 2002, our Board of Directors and Audit Committee dismissed KPMG LLP as our principal independent auditors and engaged PricewaterhouseCoopers LLP as our principal independent auditors.

        The report of KPMG LLP for the fiscal years ended June 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 2002 and 2001, and the interim period from July 1, 2002 through October 14, 2002, there were no disagreements between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

        During the fiscal years ended June 30, 2002 and 2001, and the interim period from July 1, 2002 through October 14, 2002, we did not consult with PricewaterhouseCoopers LLP on (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

        We Provided KPMG LLP with a copy of the foregoing disclosures and we filed a copy of KPMG LLP's letter dated October 21, 2002 as an exhibit to our current report on Form 8K filed on October 22, 2002 with the Securities and Exchange Commission.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        Based on management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

        There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        This information is incorporated by reference to our proxy statement for our 2003 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days of June 30, 2003, or if not filed by such date, as an amendment to this Report to be filed on or before such date.

Item 11.    EXECUTIVE COMPENSATION

        This information is incorporated by reference to our proxy statement for our 2003 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days following June 30, 2003, or if not filed by such date, as an amendment to this Report to be filed on or before such date.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item, including information regarding our equity compensation plans, is incorporated by reference to our proxy statement for our 2003 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days following June 30, 2003, or if not filed by such date, as an amendment to this Report to be filed on or before such date.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated by reference to our proxy statement for our 2003 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days following June 30, 2003, or if not filed by such date, as an amendment to this Report to be filed on or before such date.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        This information is incorporated by reference to our proxy statement for our 2003 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days of our fiscal year end, or if not filed by such date, as an amendment to this report on Form 10-K to be filed on or before such date.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

2003 Annual Report to Stockholders
(a)(1) List of Financial Statements
List of data incorporated by reference:
Report of PricewaterhouseCoopers LLP on consolidated financial statements as of and for the year ended June 30, 2003	18
Report of KPMG LLP on consolidated financial Statements as of June 30, 2002 and for each of the two years in the period ended June 30, 2002	19
Consolidated balance sheets as of June 30, 2003 and 2002	20
Consolidated statements of operations for the years ended June 30, 2003, 2002 and 2001	21
Consolidated statements of cash flows for the years ended June 30, 2003, 2002 and 2001	22
Consolidated statements of stockholders' equity and comprehensive income for the years ended June 30, 2003, 2002, and 2001	23
Notes to consolidated financial statements	24

(a)(2) Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information is included in the notes to consolidated financial statements.
Form 10-K
(a)(3) List of Exhibits:
Exhibit Index	19
(b) Reports on Form 8-K:

          On April 21, 2003, we filed a current report on Form 8-K announcing that we had received a NASDAQ delisting notice and that we had requested a hearing before a NASDAQ Listing Qualifications Panel.

          On April 25, 2003, we filed a current report on Form 8-K announcing the sale of our European operations.

          On May 16, 2003, we filed a current report on Form 8-K announcing our earnings for the quarter ended March 31, 2003.

          On June 11, 2003, we filed a current report on Form 8-K announcing the appointment of Edward Smith and Robert Howard to the Board of Directors of SMTEK to fill vacancies created by the resignation of board members Oscar Marx and Clay Biddinger, who resigned to pursue other interests.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 2003.

SMTEK INTERNATIONAL, INC.
/S/ EDWARD J. SMITH Edward J. Smith Chief Executive Officer, and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD J. SMITH Edward J. Smith	Chief Executive Officer, and President	September 25, 2003
/s/ KIRK A. WALDRON Kirk A. Waldron	Senior Vice President and Chief Financial Officer (principal financial officer)	September 25, 2003
/s/ JAMES P. BURGESS James P. Burgess	Chairman of the Board	September 25, 2003
/s/ KIMON ANEMOGIANNIS Kimon Anemogiannis	Director	September 25, 2003
/s/ STEVEN M. WASZAK Steven M. Waszak	Director	September 25, 2003
/s/ ROBERT T. HOWARD Robert T. Howard	Director	September 25, 2003

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated May 28, 1998 among the Company, Jolt Technology, Inc. and the shareholders of Jolt Technology, Inc. (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated June 12, 1998)
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
4.1
Indenture dated July 15, 1988, applicable to the Company's 8 1/2% Convertible Subordinated Debentures due August 1, 2008 (incorporated by reference to Exhibit 4-c of the Company's 1988 Annual Report on Form 10-K).
4.1.1
Supplemental Indenture relating to the Company's 8 1/2% Convertible Subordinated Debentures due August 1, 2008 (incorporated by reference to Exhibit 4-b of the Company's 1991 Annual Report on Form 10-K).
4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on September 8, 2003).
10.1*	1993 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8, Commission file No. 33-74400).
10.2*	Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement for the fiscal 1999 Annual Stockholders Meeting).
10.3*	Amended and Restated 1998 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement for the fiscal 2000 Annual Stockholders Meeting).
10.8
Standard Industrial/Commercial Multi-Tenant Lease—Modified Net dated December 20, 2000 between Technetics, Inc. and Pomerado Leasing No. 8 L.P. (including Addendum) (incorporated by reference to Exhibit 10.8 filed with the Company's 2001 Annual Report on Form 10-K).
10.9
Standard Industrial/Commercial Tenant Lease—dated July 20, 2001 between SMTEK, Inc. and Moorpark Venture, L.P. (including Addendum, Sublease and Attornment/Non-Disturbance Agreement Among Parker-Hannifan, SWS Partners, MVLP and SMTEK, Inc.) (incorporated by reference to Exhibit 10.9 filed with the Company's 2001 Annual Report on Form 10-K).

10.9.1
Amendment No. 1 of Standard Industrial/Commercial Tenant-Lease, Dated May 6, 2002 between SMTEK, Inc. and Moorpark Venture, L.P. (incorporated by reference to Exhibit 10.9.1 filed with the Company's 2002 Annual Report on Form 10-K).
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
10.12	Single-Tenant Commercial Space Lease Between SMTEK Santa Clara and Deerfield Scott LLC dated June 10, 2002.
10.13*	Employment Agreement between the Company and Edward J. Smith (incorporated by reference to Exhibit 10.3 filed with the Company's 2002 Annual Report on Form 10-K).
10.14*	Employment Agreement between the Company and Kirk A. Waldron (incorporated by reference to Exhibit 10.4 filed with the Company's 2002 Annual Report on Form 10-K).
10.15*	Employment Agreement between the Company and Mitchell J. Freedman (incorporated by reference to Exhibit 10.5 filed with the Company's 2002 Annual Report on Form 10-K).
10.16
Series A Preferred Stock Purchase Agreement, dated as of September 8, 2003, by and between the Company and The Gene Haas Trust ((incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on September 8, 2003).
10.17
Registration Rights Agreement, dated as of September 8, 2003, by and between the Company and The Gene Haas Trust (incorporated by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on September 8, 2003).
11	Statement regarding Computation of Per Share Earnings (incorporated by reference to Note 8 to the consolidated financial statements of the 2003 Annual Report to Stockholders).
13	Annual Report to security holders.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of KPMG LLP.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

*
Compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K
SIGNATURES
EXHIBIT INDEX