Form 10-Q/A
period 2002-12-31
SMTEK INTERNATIONAL INC
filed 2003-10-02
CIK 26987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-8101

Exact Name of Registrant as Specified in Its Charter:	SMTEK INTERNATIONAL, INC.

DELAWARE	33-0213512
State or Other Jurisdiction of Incorporation or Organization:	I.R.S. Employer Identification No.

Address of Principal Executive Offices:	200 Science Drive Moorpark, CA 93021

Registrant’s Telephone Number:	(805) 532-2800

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

The registrant had 2,284,343 shares of common stock outstanding as of February 7, 2003.

Explanatory Note

The financial statements included in this quarterly report on Form 10Q/A (Amendment No. 1) have been restated to reflect the estimated fair value of restricted equity securities received by the Company as part of a settlement agreement entered into between the Company and a prior customer on December 17, 2002 as further described in Note 2 to the financial statements herein.

This Amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where noted.  In this regard, note that the certifications of the Company’s officers included as exhibits hereto and the Company’s disclosure under Part I, Item 4, Controls and Procedures, have been updated.

The information contained in this amendment is subject to update and supplement by the Company’s reports filed with the Securities and Exchange Commission for periods subsequent to the date of the original filing of our quarterly report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included in this quarterly report on Form 10Q/A (Amendment No. 1) have been restated to reflect the estimated fair value of restricted equity securities received by the Company as part of a settlement agreement entered into between the Company and a prior customer on December 17, 2002 as further described in Note 2 to the financial statements herein.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share amounts)

	December 31, 2002	June 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$628	$816
Accounts receivable, less allowance for doubtful accounts of $175 and $380, as of December 31, 2002 and June 30, 2002, respectively	12,155	12,351
Inventories, net	10,082	11,223
Prepaid expenses	1,061	863
Total current assets	23,926	25,253

Property, equipment and improvements, net of accumulated depreciation and amortization	8,115	8,809
Other assets	666	772
	$32,707	$34,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank lines of credit payable	$8,131	$3,223
Current portion of long-term debt	3,235	2,527
Accounts payable	8,343	8,652
Other accrued liabilities	7,099	4,936
Total current liabilities	26,808	19,338
Long-term liabilities:
Long-term bank lines of credit payable	—	4,005
Long-term debt	4,618	6,066
Other long-term liabilities	710	—
Total long-term liabilities	5,328	10,071
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 3,750,000 shares authorized; 2,284,343 issued and outstanding at December 31, 2002 and June 30, 2002	23	23
Additional paid-in capital	37,028	37,028
Accumulated deficit	(36,361)	(31,616)
Accumulated other comprehensive loss	(119)	(10)
Total stockholders’ equity	571	5,425
	$32,707	$34,834

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues	$17,299	$19,594	$38,035	$39,228
Cost of goods sold	16,501	17,632	35,540	35,262
Gross profit	798	1,962	2,495	3,966
Operating expenses:
Administrative and selling	4,021	2,438	6,190	4,146
Goodwill amortization	—	9	—	19
Total operating expenses	4,021	2,447	6,190	4,165
Operating loss	(3,223)	(485)	(3,695)	(199)
Non-operating income (expense):
Interest expense, net	(330)	(291)	(654)	(563)
Other income, net	12	26	30	54
Total non-operating expense, net	(318)	(265)	(624)	(509)
Loss from operations before income taxes	(3,541)	(750)	(4,319)	(708)
Income tax provision	1	12	6	27
Loss from operations	(3,542)	(762)	(4,325)	(735)

Change in accounting principle, net of taxes	—	—	(420)	—
Net loss	$(3,542)	$(762)	$(4,745)	$(735)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	2	(72)	44
Change in unrealized gain/(loss) on forward contracts	(20)	—	(37)	—
Comprehensive loss	$(3,564)	$(760)	$(4,854)	$(691)

Basic and diluted loss per share:
Loss from operations	$(1.55)	$(0.33)	$(1.90)	$(0.32)
Change in accounting principle	—	—	(0.18)	—
Basic and diluted loss per share	$(1.55)	$(0.33)	$(2.08)	$(0.32)

Shares used in computing basic and diluted loss per share	2,284	2,284	2,284	2,284

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,745)	$(735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,301	1,215
Loss on sale of assets	6	—
Facility consolidation costs	1,815	—
Restricted equity securities received in settlement of claims against former customer	(336)	—
(Increase) decrease in accounts receivable	440	(469)
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts	—	3,692
(Increase) decrease in inventories	1,195	(1,045)
Increase (decrease) in accounts payable	(381)	515
Increase (decrease) in other accrued liabilities	1,834	(510)
Other, net	(314)	(518)
Net cash provided by operating activities	815	2,145

Cash flows from investing activities:
Capital expenditures	(907)	(2,717)
Purchase of Century Thailand, net of cash received	—	(129)
Net cash used in investing activities	(907)	(2,846)

Cash flows from financing activities:
Proceeds from (payments of) bank lines of credit	749	(60)
Proceeds from long-term debt	—	2,452
Payments of long-term debt	(810)	(798)
Proceeds from the exercise of stock options	—	7
Net cash provided by (used in) financing activities	(61)	1,601

Effect of exchange rate changes on cash	(35)	5
Increase (decrease) in cash and cash equivalents	(188)	905
Cash and cash equivalents at beginning of period	816	224
Cash and cash equivalents at end of period	$628	$1,129

Supplemental cash flow information:
Interest paid	$501	$426
Income taxes paid	—	40
Non-cash investing activities:
Other obligations	—	2

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2002 and 2001

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SMTEK International, Inc. (the “Company,” “we,” “us” or “our”) is an electronics manufacturing services (“EMS”) provider to original equipment manufacturers (“OEMs”) primarily in the industrial and instrumentation, medical, telecommunications, security, financial services automation and aerospace and defense industries.  We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry.

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

We have experienced and may continue to experience an adverse effect on our operating results and in our financial condition, especially if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements at our operating facilities.  We are focused on the consolidation and streamlining of operations so as to reduce our excess capacity to better match market conditions.  Recent actions taken and strategies being pursued are as follows:

•                       Transitioning the San Diego facility and evaluating further opportunities of consolidation, transition or sale of other facilities.

•                       Continuing focus on cost reductions related to pertinent production levels and reductions in administrative costs.

•                       Focusing our marketing efforts in the solicitation of customers in nonecomically affected industries.

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

All significant intercompany transactions and accounts have been eliminated in consolidation.  In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position, results of operations and cash flows as of and for the periods presented.

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

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

The balance sheet at December 31, 2002 and the results of operations for the three and six months ended December 31, 2002 included in this quarterly report on Form 10-Q/A have been restated to reflect the transaction described below.  The impact of the restatement was as follows:

	Three Months Ended December 31, 2002	Six Months Ended December 31, 2002
	(000’s)	(000’s)
Administrative and selling expense:
As previously reported	$4,357	$6,526
Adjustment	(336)	(336)
As restated	$4,021	$6,190

Net loss:
As previously reported	$(3,878)	$(5,081)
Adjustment	336	336
As restated	$(3,542)	$(4,745)

Net loss per share - basic and diluted:
As previously reported	$(1.70)	$(2.23)
Adjustment	0.15	0.15
As restated	$(1.55)	$(2.08)

Other assets:
As previously reported	$330
Adjustment	336
As restated	$666

Accumulated deficit:
As previously reported	$(36,697)
Adjustment	336
As restated	$(36,361)

Total stockholders’ equity:
As previously reported	$235
Adjustment	336
As restated	$571

On December 17, 2002, the Company entered into a settlement agreement with a former customer.  In full and final settlement of all claims by the Company against its former customer, the former customer paid the Company $25,000 in cash and issued the Company 175,000 shares of restricted common stock.  The Company’s initial estimate of fair value for such stock was zero due to the restricted nature of the shares. However, upon consultation with a third-party appraisal firm, the Company has revised its estimate of the fair value of the shares to $336,000 as of the date of settlement.  This bad debt recovery has been reflected as a reduction of Administrative and Selling expense in the accompanying financial statements.  The investment has been included in other noncurrent assets.  Once the restriction on the shares has been removed, or the shares have been registered under the Securities Exchange Act, their carrying value will be “marked to market” on a quarterly basis.

NOTE 3 – CHANGE IN ACCOUNTING PRINCIPLE

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2002.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 142, during the December 2002 quarter we completed our initial assessment of impairment and determined that our goodwill was fully impaired and have recognized an impairment loss of $420,000, net of taxes, in the condensed consolidated statement of operations as a change in accounting principle, effective July 1, 2002.  The effect of the change in accounting principle to the quarter ended September 30, 2002 is as follows (dollars in thousands except per share amounts):

Three months ended September 30, 2002
Net loss as originally reported	$(783)
Change in accounting principle, net of taxes	(420)
Net loss as restated	$(1,203)

Basic and diluted loss per share:
Net loss as originally reported	$(0.34)
Change in accounting principle	(0.18)
Net loss as restated	$(0.52)

Goodwill amortization of $9,000 and $19,000 was recognized in the three and six months ended December 31, 2001, respectively.  Unaudited pro forma results of operations for the three and six months ended December 31, 2001, as if the change in accounting principle occurred at the beginning of the period reported, are as follows (dollars in thousands, except for per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Net loss	$(3,542)	$(753)	$(4,745)	$(716)

Basic and diluted loss per share	$(1.55)	$(0.33)	$(2.08)	$(0.31)

NOTE 4 – ACQUISITION OF THE ASSETS OF CENTURY ELECTRONICS MANUFACTURING, INC.

On October 24, 2001, we completed a transaction to purchase certain assets, but not assume any liabilities, of Century Electronics Manufacturing, Inc. (“Century”), an EMS company that filed for bankruptcy.  As part of this transaction, we also purchased substantially all of the common stock of Century’s subsidiary in Thailand.  The aggregate purchase price of this transaction was approximately $3.2 million in cash and was funded by our existing bank lines of credit.

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

As part of the Century agreement we purchased the common stock of the Century subsidiary in Thailand (“Century Thailand”) for approximately $900,000.  The acquisition of the Thailand subsidiary provides us with a low cost manufacturing facility in Southeast Asia.  The acquisition of Century Thailand was accounted for using the purchase method of accounting and, accordingly, the statements of condensed consolidated operations include the results of the Thailand subsidiary from the date of acquisition.  The assets acquired and liabilities assumed were recorded at fair value as determined by us based on information currently available.  A summary of the assets acquired and the liabilities assumed in the acquisition is as follows (in thousands):

Estimated fair values:
Assets acquired	$1,392
Liabilities assumed	476

Purchase price	$916
Less cash received	787
Net cash paid	$129

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

	Three Months Ended December 31, 2001	Six Months Ended December 31, 2001

Revenue	$19,608	$40,548

Net loss	$(788)	$(672)

Loss per share:
Basic and diluted	$(0.35)	$(0.29)

NOTE 5 – EARNINGS PER SHARE

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Net loss	$(3,542)	$(762)	$(4,745)	$(735)

Weighted average shares:
Basic weighted average number of common shares outstanding	2,284,343	2,284,343	2,284,343	2,283,693
Dilutive effect of outstanding common stock equivalents	—	—	—	—
Diluted weighed average number of common shares outstanding	2,284,343	2,284,343	2,284,343	2,283,693

Basic and diluted loss per share	$(1.55)	$(0.33)	$(2.08)	$(0.32)

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

NOTE 6 – REVENUE RECOGNITION

All of our subsidiaries recognize revenues and cost of sales upon shipment of products.  We ship products FOB shipping point and accordingly, title and risk of ownership pass to the customer upon shipment.

Prior to June 30, 2002, the Moorpark facility historically generated a significant portion of its revenue through long-term contracts with suppliers of electronic components and products.  Consequently, this operating unit historically used the percentage of completion method to recognize revenues and cost of sales.  Percentage of completion was determined on the basis of costs incurred to total estimated costs.  Contract costs include direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling and administrative costs were charged to expense as incurred.  In the period in which it was determined that a loss would result from the performance of a contract, the entire amount of the estimated loss was charged to cost of goods sold.  Other changes in contract price and estimates of costs and profits at completion were recognized prospectively.  The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represented revenues recognized in excess of amounts billed.

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

NOTE 7 - INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2002	June 30, 2002
Raw materials	$6,587	$7,553
Work in process	3,288	3,174
Finished goods	207	496
Total inventories	$10,082	$11,223

Note 8 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

	December 31, 2002	June 30, 2002
Buildings and improvements	$4,076	$3,980
Plant equipment	17,172	16,243
Office and other equipment	3,091	2,941
Less accumulated depreciation and amortization	(16,224)	(14,355)
Total property, equipment and improvements	$8,115	$8,809

NOTE 9 – CREDIT AGREEMENTS

At December 31, 2002, borrowings under our working capital facility for our domestic operating units amounted to $5.2 million.  This credit facility is collateralized by accounts receivable, inventory and equipment for our domestic operating units and matures September 25, 2003.  At December 31, 2002, the weighted average interest rate on the line of credit was 4.91%.  The line of credit agreement contains certain financial covenants, with which we were not in compliance at December 31, 2002.  However, the terms of our line of credit have been amended as of February 5, 2003.  Under the new terms, our line of credit is at $8.5 million, bears interest at either the bank’s prime rate (4.25% at December 31, 2002) plus 1.00% or a Eurodollar-base rate (1.37% at December 31, 2002) plus 3.75%, and the covenants have been amended.  We are currently and expect to be in compliance with the amended bank covenants.  Our available borrowing capacity as of December 31, 2002, after giving effect to the amendment, was approximately $1.8 million.

In addition, during fiscal 2002, we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures.  This advance has a maturity date of October 24, 2006.  At December 31, 2002, the balance outstanding was $945,000 and the weighted average interest rate was 4.87%.  Under the amended credit facility terms, interest is at either the bank’s prime rate plus 1.00% or at a Eurodollar-base rate plus 3.75%.  Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company.  This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of

75% of eligible receivables or 2,500,000 British pounds sterling (approximately $4,025,000 at December 31, 2002), of which 500,000 British pounds sterling (approximately $805,000 at December 31, 2002) consists of an overdraft facility, and bears interest at the bank’s base rate (4.00% at December 31, 2002) plus 2.00%.  At December 31, 2002, borrowings outstanding under this credit facility amounted to approximately $2.9 million, of which the overdraft facility was fully utilized, and there was nominal available borrowing capacity.  The credit facility agreement matures on November 30, 2003.

We also have a mortgage note secured by real property at Northern Ireland with an outstanding balance of $732,000 at December 31, 2002.  At December 31, 2002, we were in arrears and we are currently seeking to negotiate a payment plan.

NOTE 10 – BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single business segment - the EMS industry.  Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues:
United States	$14,526	$16,590	$31,358	$34,532
Northern Ireland	1,842	2,655	4,991	4,347
Thailand	931	349	1,686	349
Total revenues	$17,299	$19,594	$38,035	$39,228

	December 31, 2002	June 30, 2002
Long-lived assets:
United States	$6,262	$7,487
Northern Ireland	1,672	1,549
Thailand	181	193
Total long-lived assets	$8,115	$9,229

NOTE 11 – FOREIGN CURRENCY FORWARD CONTRACTS

It is our policy not to enter into derivative financial instruments for speculative purposes.  We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business.  These commitments are generally for terms of less than one year.  The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge.  Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges.  Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations.  At December 31, 2002, we did not have any open forward foreign currency contracts.

NOTE 12 - COMMITMENTS AND CONTINGENCIES – ENVIRONMENTAL MATTERS

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE DISCLOSURES BELOW, CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  WHEN USED HEREIN, THE TERMS “ANTICIPATES,” “EXPECTS,” “ESTIMATES,” “BELIEVES,” “WILL” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.  FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”), REPORTS TO THE STOCKHOLDERS OF SMTEK INTERNATIONAL, INC., A DELAWARE CORPORATION (THE “COMPANY,” “WE,” “US” OR “OUR”) AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS.  THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN OTHER DOCUMENTS FILED WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.  FUTURE EXPECTED RESULTS ARE BASED UPON MANAGEMENT’S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS.  OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

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

•                   our public stock float being relatively small and thinly traded;

•                   announcements by us or our competitors of new contracts or technological innovations;

•                   fluctuations in our quarterly and annual operating results;

•                   continued losses in each quarter;

•                   acquisition-related announcements; and

•                   general market conditions.

In addition, in recent years, our stock price has experienced significant price fluctuations for a variety of reasons, both internal to us and due to external conditions.

Under Nasdaq rules, if our stock trades below $1.00 per share for 30 consecutive days, or if we are below $2.5 million in shareholders’ equity, we face delisting proceedings from Nasdaq.  Our common stock has traded below $1.00 per share for 30 consecutive days starting in October 2002.  It has traded below $1.00 per share for much of the time since October 2002.  Further, we are now below $2.5 million in shareholders’ equity.  Therefore, we are not in compliance with two Nasdaq Small Cap Market criteria for continued listing.

In November 2002, we received a deficiency notice from Nasdaq relating to our stock trading below $1.00 per share for 30 consecutive days.  The notice indicated that we have until May 2003 in which to show 10 consecutive trading days where the closing minimum bid is $1.00 per share or more.  We have not yet satisfied that requirement at this time.  However, even if we met this criterion at any time before May 2003, we are still likely to be delisted if we continue to fail to meet the $2.5 million minimum level of stockholders’ equity criterion that Nasdaq has established.  While we have not yet received any deficiency or other similar notice from Nasdaq with reference to our failure to meet the criterion of having $2.5 million in stockholders’ equity, we expect to receive a notice from Nasdaq in this regard after the filing of this Form 10-Q.

If we are delisted from the Nasdaq Small Cap Market, we may be transferred to the over-the-counter market on the NASD Electronic Bulletin Board or to the “pink sheets” maintained by the National Quotation Bureau, Inc.  There is also a risk that we will not continue to be listed at all.  Non-prominent trading markets are generally considered to be less efficient than markets such as Nasdaq or other national exchanges, and may cause us difficulty in obtaining future financing.  If our stock is no longer traded in a prominent trading market, or at all, it may be difficult for you to sell shares that you own, and the price of the stock may be negatively affected.

For companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations and (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies.

DESCRIPTION OF THE BUSINESS

SMTEK International, Inc. (the “Company,” “we,” “us” or “our”) is an electronics manufacturing services (“EMS”) provider to original equipment manufacturers (“OEMs”) primarily in the industrial and instrumentation, medical, telecommunications, security, financial services automation and aerospace and defense industries.  We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry.

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

CRITICAL ACCOUNTING POLICIES

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified our most critical accounting policies that require significant management judgment or involve complex estimates upon which our financial status depends.  The consolidated condensed financial statements and related notes within this Quarterly Report on Form 10-Q contain information that is pertinent to our accounting policies and to management’s discussion and analysis and should also be read in conjunction with our 2002 Annual Report on Form 10-K as filed with the SEC on September 26, 2002.  The information that follows describes specific disclosures about our accounting policies regarding risks, estimates, subjective decisions, or assessments under which materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed.

REVENUE AND COST RECOGNITION—We recognize revenues and cost of sales upon shipment of products.  Prior to June 30, 2002, our Moorpark subsidiary historically generated a significant portion of its revenue through long-term contracts with suppliers of electronic components and products.  Consequently, this operating unit historically used the percentage of completion method to recognize revenues and cost of sales.  Percentage of completion was determined on the basis of costs incurred to total estimated costs.  Contract costs include direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs.  Selling and administrative costs were charged to expense as incurred.  In the period in which it was determined that a loss would result from the performance of a contract, the entire amount of the estimated loss was charged to cost of goods sold.  Other changes in contract price and estimates of costs and profits at completion were recognized prospectively.  A change in our estimate of costs to complete may have resulted in lower earnings than currently recorded.  A portion of the asset “costs and estimated earnings in excess of billings on uncompleted contracts” represented revenues recognized in excess of amounts billed.

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

ACCOUNTS RECEIVABLE—We perform ongoing credit evaluations of our customers and adjust credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time.  We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORIES—Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.  We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers who may be experiencing financial difficulties.  If these factors are less favorable than those projected, additional inventory write downs may be required.

LONG-LIVED ASSETS—Property, equipment and improvements are stated at cost.  Depreciation and amortization are computed on the straight-line method.  The principal estimated useful lives are:  buildings - 20 years; improvements - 5 to 10 years; and plant, office and other equipment - 3 to 7 years.  Property, equipment and improvements acquired by our Northern Ireland operating unit are recorded net of capital grants received from the Industrial Development Board for Northern Ireland.  Goodwill represents the excess of acquisition cost over the fair value of net assets of a purchased business, and has been amortized over 5 to 15 years through June 30, 2002.  Amortization of goodwill ceased on July 1, 2002 when we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142.  As a result of implementing SFAS No. 142, we determined that our goodwill was fully impaired and recognized an impairment loss of $420,000, net of taxes, in the condensed consolidated statement of operations, effective July 1, 2002.  The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and if future undiscounted cash flows expected to result from the use of such assets are believed insufficient to recover the carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified.  Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•                   the asset’s ability to continue to generate income;

•                   loss of legal ownership or title to the asset;

•                   significant changes in our strategic business objectives and utilization of the asset;

•                   the impact of significant negative industry or economic trends; or

•                   significant decrease in the market value of the asset.

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

Consolidated gross profit for the three and six months ended December 31, 2002 was $798,000 (4.6% of sales) and $2.5 million (6.6% of sales), respectively, compared to $2.0 million (10.0% of sales) and $4.0 million (10.1% of sales) for the three and six months ended December 31, 2001, respectively.  Gross profit for the three and six months ended December 31, 2001 was positively impacted by the benefit received from inventory used during the period that was purchased at a discount from Century Electronics Manufacturing, Inc. (“Century”).  Excluding the positive impact from these reduced inventory costs, we estimate that the consolidated gross profit for the three and six months ended December 31, 2001 would have been approximately $1.2 million (6.0% of sales) and $3.2 million (8.1% of sales), respectively.  The decrease in gross profit and gross profit margin, excluding the purchase benefit, was due to an increase in fixed costs, primarily due to our new facilities and lower revenues, partially offset by a decrease in headcount and decrease in material costs.

Administrative and selling expenses were $4.0 million and $6.2 million for the three months and six months of December 31, 2002, respectively, compared to $2.4 million and $4.1 million for the three and six months of December 31, 2001, respectively.  The increase in administrative and selling expenses included the recognition, during the second quarter of 2003, of approximately $1.6 million in expenses related to the closing of our San Diego facility.  These costs are detailed as follows:  $1.0 million loss related to the lease of the building, $370,000 related to write-off of leasehold improvements and $200,000 related to severance and other related costs.  In the second quarter of 2003, we also recognized a $600,000 loss related to the lease at our former Thousand Oaks facility.  Also contributing to the increase in expenses for the six months ended December 31, 2002 were costs incurred by our three new facilities that were created upon the completion of the Century transaction in mid-October 2001.  Partially offsetting these costs, we recognized a recovery of bad debt of $336,000 due to the receipt of restricted equity securities from a prior customer in settlement of our outstanding claim.

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

Net loss from operations was $3.5 million and $4.3 million for the three and six months ended December 31, 2002, or $1.55 and $1.90 loss per diluted share, respectively, compared to net loss from operations of $762,000 and $735,000 for the three and six months ended December 31, 2001, or $0.33 or $0.32 loss per diluted share, due mainly to lower gross profit and higher administrative and selling expenses and non-operating expense.

CHANGE IN ACCOUNTING PRINCIPLE

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2001.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 142, during the December 2002 quarter we completed our initial assessment of impairment and determined that our goodwill was fully impaired and have recognized an impairment loss of $420,000, net of taxes, in the condensed consolidated statement of operations as a change in accounting principle, effective July 1, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  The primary objectives of SFAS No. 144 were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address other significant implementation issues.  While SFAS No. 144 supersedes SFAS No. 121, it retains many of the fundamental provisions of SFAS No. 121.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.  We have adopted SFAS No. 144 as of July 1, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under previous guidance.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  We believe that the adoption of SFAS No. 146 will not have a material impact on our results of operations or financial position.

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

At December 31, 2002, borrowings under our working capital facility for our domestic operating units amounted to $5.2 million.  This credit facility is collateralized by accounts receivable, inventory and equipment for our domestic operating units and matures September 25, 2003.  At December 31, 2002, the weighted average interest rate on the line of credit was 4.91%.  The line of credit agreement contains certain financial covenants, with which we were not in compliance at December 31, 2002.  However, the terms of our line of credit have been amended as of February 5, 2003.  Under the new terms, our line of credit is at $8.5 million, bears interest at either the bank’s prime rate (4.25% at December 31, 2002) plus 1.00% or a Eurodollar-base rate (1.37% at December 31, 2002) plus 3.75%, and the covenants have been amended.  We are currently and expect to be in compliance with the amended bank covenants.  Our available borrowing capacity as of December 31, 2002, after giving effect to the amendment, was approximately $1.8 million.

In addition, during fiscal 2002 we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures.  This advance has a maturity date of October 24, 2006.  At December 31, 2002, the balance outstanding was $945,000 and the weighted average interest rate was 4.87%.  Under the amended credit facility terms, interest is at either the bank’s prime rate plus 1.00% or at a Eurodollar-base rate plus 3.75%.  Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

We also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company.  This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 75% of eligible receivables or 2,500,000 British pounds sterling (approximately $4,025,000 at December 31, 2002), of which 500,000 British pounds sterling (approximately $805,000 at December 31, 2002) consists of an overdraft facility, and bears interest at the bank’s base rate (4.00% at December 31, 2002) plus 2.00%.  At December 31, 2002, borrowings outstanding under this credit facility amounted to approximately $2.9 million, of which the overdraft facility was fully utilized, and there was nominal available borrowing capacity.  The credit facility agreement matures on November 30, 2003.

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

We have experienced and may continue to experience an adverse effect on our operating results and our financial condition, especially if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements at our operating subsidiaries.  We are focused on the consolidation and streamlining of operations so as to reduce our excess capacity to better match market conditions.  Recent actions taken and strategies being pursued are as follows:

•                       Transitioning the San Diego facility and evaluating further opportunities of consolidation, transition or sale of other facilities.

•                       Continuing focus on cost reductions related to pertinent production levels and reductions in administrative costs.

•                       Focusing our marketing efforts in the solicitation of customers in nonecomically affected industries.

For further discussion, see section entitled “Risk Factors That May Affect Your Decision to Invest in Us” in our 2002 Form 10-K, which was filed with the SEC on September 26, 2002 and to the discussion in this Form 10-Q under the heading “Update of Risk Factors.”

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

It is our policy not to enter into derivative financial instruments for speculative purposes.  We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business.  These commitments are generally for terms of less than one year.  The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge.  Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges.  Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations.  At December 31, 2002, we did not have any open forward foreign currency contracts.

Our operations consist of investments in foreign operating units.  Our foreign subsidiaries represent approximately 18% of our revenues and 26% of our total assets.  As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings.  We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This information is set forth in this report under the captions “Update of Risk Factors - Our Debt Agreements Contain Financial Covenants That Must Be Met” and “Management’s Discussion and Analysis - Liquidity” and is incorporated herein by reference.

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

	Votes For	Votes Against or Withheld
Election of James P. Burgess as director	2,094,964	66,588

ITEM 5.	OTHER INFORMATION

PRE-APPROVAL OF NON-AUDIT SERVICES

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the members of the Audit Committee approved non-audit, tax-related services by our auditors during this reported fiscal quarter.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.                    Exhibits:

10.1                           Amendment No. 4 to Credit Agreement, dated February 5, 2003, between the Company and Comerica Bank (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed on February 10, 2003).

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

October 2, 2003	/s/ Edward J. Smith
Date	Edward J. Smith
Chief Executive Officer and President (Principal Executive Officer)

/s/ Kirk A. Waldron
Kirk A. Waldron
Senior Vice President and Chief Financial Officer (Principal Financial Officer)