Form 10-Q/A
period 2003-03-31
SMTEK INTERNATIONAL INC
filed 2003-10-02
CIK 26987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:   1-8101

Exact Name of Registrant as Specified in Its Charter:	SMTEK INTERNATIONAL, INC.

DELAWARE	33-0213512
State or Other Jurisdiction of Incorporation or Organization:	I.R.S. Employer Identification No.

Address of Principal Executive Offices:	200 Science Drive Moorpark, CA 93021

Registrant’s Telephone Number:	(805) 532-2800

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

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except share amounts)

	March 31, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents, including cash of discontinued operations of $156 and $152, as of March 31, 2003 and June 30, 2002, respectively	$546	$816
Accounts receivable, less allowance for doubtful accounts of $332 and $358, as of March 31, 2003 and June 30, 2002, respectively	11,518	8,390
Inventories, net	9,170	9,666
Prepaid expenses	807	809
Current assets - discontinued operations	3,360	5,572
Total current assets	25,401	25,253

Property, equipment and improvements, net of accumulated depreciation and amortization	5,991	7,260
Other assets	666	772
Property, equipment and improvements, net - discontinued operations	1,486	1,549
	$33,544	$34,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of bank line of credit payable	$6,631	$—
Current portion of long-term debt	2,113	2,104
Accounts payable	8,842	6,867
Other accrued liabilities	6,491	4,746
Current liabilities - discontinued operations	5,312	5,621
Total current liabilities	29,389	19,338

Long-term liabilities:
Long-term bank line of credit payable	—	4,005
Long-term debt	3,945	5,194
Long-term debt - discontinued operations	65	872
Other long-term liabilities	594	—
Total long-term liabilities	4,604	10,071

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $1 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 3,750,000 shares authorized; 2,284,343 issued and outstanding at March 31, 2003 and June 30, 2002	23	23
Additional paid-in capital	37,028	37,028
Accumulated deficit	(37,409)	(31,616)
Accumulated other comprehensive loss	(91)	(10)
Total stockholders’ equity (deficit)	(449)	5,425
	$33,544	$34,834

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues	$17,430	$13,463	$50,474	$48,345
Cost of goods sold	15,510	13,364	46,122	44,554
Gross profit	1,920	99	4,352	3,791
Operating expenses:
Administrative and selling	2,216	3,034	7,906	6,470
Goodwill amortization	—	9	—	28
Total operating expenses	2,216	3,043	7,906	6,498
Operating loss	(296)	(2,944)	(3,554)	(2,707)
Non-operating income (expense):
Interest expense, net	(267)	(236)	(776)	(707)
Other income, net	269	195	261	231
Total non-operating income (expense), net	2	(41)	(515)	(476)
Loss from continuing operations before income taxes	(294)	(2,985)	(4,069)	(3,183)
Income tax provision (benefit)	—	(182)	6	(155)
Loss from continuing operations	(294)	(2,803)	(4,075)	(3,028)

Loss from discontinued operations, net of taxes	(756)	(122)	(1,300)	(632)

Loss before change in accounting principle	(1,050)	(2,925)	(5,375)	(3,660)

Change in accounting principle, net of taxes	—	—	(420)	—
Net loss	$(1,050)	$(2,925)	$(5,795)	$(3,660)
Other comprehensive income (loss):
Foreign currency translation adjustments	(28)	8	(9)	52
Change in unrealized gain (loss) on forward contracts	—	—	(72)	—
Comprehensive loss	$(1,078)	$(2,917)	$(5,876)	$(3,608)

Basic and diluted loss per share:
Loss from continuing operations	$(0.13)	$(1.23)	$(1.79)	$(1.32)
Loss from discontinued operations	(0.33)	(0.05)	(0.57)	(0.28)
Change in accounting principle	—	—	(0.18)	—
Basic and diluted loss per share	$(0.46)	$(1.28)	$(2.54)	$(1.60)

Shares used in computing basic and diluted loss per share	2,284	2,284	2,284	2,284

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(4,075)	$(3,028)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,648	1,482
Loss (gain) on sale of assets	6	(203)
Facility consolidation costs	1,395	—
Restricted equity securities received in settlement of claims against former customer	(336)
(Increase) decrease in accounts receivable	(3,143)	3,366
Decrease in costs and estimated earnings in excess of billings on uncompleted contracts	—	4,302
Decrease (increase) in inventories	484	(689)
Increase (decrease) in accounts payable	1,996	(19)
Increase in other accrued liabilities	1,316	418
Other, net	(39)	119
Cash provided by (used in) operating activities - discontinued operations	2,080	(839)
Net cash provided by operating activities	1,332	4,909
Cash flows from investing activities:
Capital expenditures	(756)	(3,696)
Purchase of Century Thailand, net of cash received	—	(129)
Proceeds from sale of assets	—	325
Cash used in investing activities - discontinued operations	(275)	(134)
Net cash used in investing activities	(1,031)	(3,634)
Cash flows from financing activities:
Proceeds from (payments of) bank lines of credit	2,625	(2,648)
Proceeds from long-term debt	—	2,452
Payments of long-term debt	(1,253)	(1,294)
Proceeds from the exercise of stock options	—	7
Cash (used in) provided by financing activities - discontinued operations	(1,929)	806
Net cash used in financing activities	(557)	(677)
Effect of exchange rate changes on cash	(14)	16
(Decrease) increase in cash and cash equivalents	(270)	614

Cash and cash equivalents at beginning of period	816	224
Cash and cash equivalents at end of period	$546	$838
Supplemental cash flow information:
Interest paid	$862	$677
Income taxes paid	2	45
Non-cash investing activities - other obligations	—	2

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

On April 9, 2003, we sold our facility in Northern Ireland.  This is shown in the unaudited consolidated financial statements as a discontinued operation.  For further discussion, see Note 4.

We have experienced and may continue to experience an adverse effect on our operating results and in our financial condition, especially if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements at our operating facilities.  We are focused on the consolidation and streamlining of operations so as to reduce our excess capacity to better match market conditions.  Recent actions taken and strategies being pursued are as follows:

•                  Transitioning our San Diego facility, selling our Northern Ireland facility and evaluating further opportunities of consolidation, transition or sale of other facilities.

•                  Continuing focus on cost reductions related to sizing our capacity infrastructure to current production levels.

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

All significant intercompany transactions and accounts have been eliminated in consolidation.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly our financial position, results of operations and cash flows as of and for the periods presented.

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

Certain reclassifications have been made to the fiscal 2002 financial statements to conform with the fiscal year 2003 financial statement presentation.  Such reclassifications had no material effect on our results of operations or stockholders’ equity.

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

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

The balance sheet at March 31, 2003 and the results of operations for the nine months ended March 31, 2003 included in this quarterly report on Form 10-Q/A have been restated to reflect the transaction described below.  The impact of the restatement was as follows:

Nine Months Ended March 31, 2003 (000’s)
Administrative and selling expense:
As previously reported	$8,242
Adjustment	(336)
As restated	$7,906

Net loss:
As previously reported	$(6,131)
Adjustment	336
As restated	$(5,795)

Net loss per share - basic and diluted:
As previously reported	$(2.68)
Adjustment	0.14
As restated	$(2.54)

Other assets:
As previously reported	$330
Adjustment	336
As restated	$666

Accumulated deficit:
As previously reported	$(37,745)
Adjustment	336
As restated	$(37,409)

Total stockholders’ equity:
As previously reported	$(785)
Adjustment	336
As restated	$(449)

On December 17, 2002, the Company entered into a settlement agreement with a former customer.  In full and final settlement of all claims by the Company against its former customer, the former customer paid the Company $25,000 in cash and issued the Company 175,000 shares of restricted common stock.  The Company’s initial estimate of fair value for such stock was zero due to the restricted nature of the shares. However, upon consultation with a third-party appraisal firm, the Company has revised its estimate of the fair value of the shares to $336,000 as of the date of settlement.  This bad debt recovery has been reflected as a reduction of Administrative and Selling expense for the nine months ended March 31, 2003 in the accompanying financial statements.  The investment has been included in other noncurrent assets.  Once the restriction on the shares has been removed, or the shares have been registered under the Securities Exchange Act, their carrying value will be “marked to market” on a quarterly basis.

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

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

Three months ended September 30, 2002

Net loss from continuing operations, as originally reported	$(649)
Loss from discontinued operations	(134)
Change in accounting principle, net of taxes	(420)
Net loss as restated	$(1,203)

Basic and diluted loss per share:
Net loss from continuing operations, as originally reported	$(0.28)
Loss from discontinued operations	(0.06)
Change in accounting principle	(0.18)
Net loss as restated	$(0.52)

Goodwill amortization of $9,000 and $28,000 was recognized in the three and nine months ended March 31, 2002, respectively.  Unaudited pro forma results of operations for the three and nine months ended March 31, 2002, as if the change in accounting principle occurred at the beginning of the period reported, are as follows (dollars in thousands, except for per share amounts):

	Three Months Ended March 31, 2002	Nine Months Ended March 31, 2002

Net loss from continuing operations, as reported	$(2,803)	$(3,028)

Add back amortization of goodwill	9	28
Pro forma net loss from continuing operations	(2,794)	(3,000)
Loss from discontinued operations, net of taxes	(122)	(632)
Pro forma net loss	$(2,916)	$(3,632)

Pro forma net loss per share, basic and diluted:
Loss from continuing operations	$(1.23)	$(1.31)
Loss from discontinued operations	(0.05)	(0.28)

Pro forma net loss per share, basic and diluted	$(1.28)	$(1.59)

NOTE 4 - DISCONTINUED OPERATIONS

On April 9, 2003, we sold 100% of the outstanding stock of our Northern Ireland facility, SMTEK Europe, for consideration of $1.  The purchaser was a Northern Ireland investor group, which included a director from SMTEK Europe.  The gain on the sale is not material and will be recorded in the fourth quarter of fiscal 2003.  We incurred transaction costs of approximately $170,000.

Accordingly, operating results for SMTEK Europe have been presented in the accompanying unaudited Condensed Consolidated Statements of Operations and

Other Comprehensive Income (Loss) as a discontinued operation, and are summarized as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Revenues	$1,286	$2,604	$6,277	$6,950

Operating loss	$(648)	$(44)	$(991)	$(386)

Loss from discontinued operations, less applicable taxes	$(756)	$(122)	$(1,300)	$(632)

The net assets of SMTEK Europe are as follows (in thousands):

	March 31, 2003	June 30, 2002
Current assets	$3,516	$5,724
Property, equipment and improvements, net of accumulated depreciation and amortization	1,486	1,549
Current liabilities	(5,312)	(5,621)
Long-term debt	(65)	(872)
Net (liabilities) assets	$(375)	$780

At March 31, 2003, SMTEK Europe had an accumulated foreign currency translation loss of $121,000 which was carried as a reduction of consolidated stockholders’ equity.  In accordance with SFAS No. 52, “Foreign Currency Translation,” this amount will be included in the determination of the gain on sale of discontinued operations.

NOTE 5 – ACQUISITION OF THE ASSETS OF CENTURY ELECTRONICS MANUFACTURING, INC.

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

Unaudited pro forma results of operations for the nine months ended March 31, 2002, as if the acquisition of the Thailand subsidiary had occurred at the beginning of the period reported, follow (dollars in thousands).  The unaudited pro forma results are not necessarily indicative of the results which would have occurred if the business combination had occurred on the date indicated:

Nine Months Ended March 31, 2002

Revenues from continuing operations	$49,665

Net loss	$(3,597)

Loss per share:
Basic and diluted	$(1.57)

NOTE 6 – EARNINGS PER SHARE

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net loss	$(1,050)	$(2,925)	$(5,795)	$(3,660)

Weighted average shares:
Basic weighted average number of common shares outstanding	2,284,343	2,284,343	2,284,343	2,283,910
Dilutive effect of outstanding common stock equivalents	—	—	—	—
Diluted weighed average number of common shares outstanding	2,284,343	2,284,343	2,284,343	2,283,910

Basic and diluted loss per share	$(0.46)	$(1.28)	$(2.54)	$(1.60)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net loss as reported	$(1,050)	$(2,925)	$(5,795)	$(3,660)
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(99)	(97)	(297)	(291)
Pro forma net loss	$(1,149)	$(3,022)	$(6,092)	$(3,951)

Pro forma net loss per share, basic and diluted:	$(0.50)	$(1.32)	$(2.67)	$(1.73)

NOTE 7 - REVENUE RECOGNITION

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

NOTE 8 - INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2003	June 30, 2002
Raw materials	$5,938	$6,448
Work in process	2,744	2,733
Finished goods	488	485
Total inventories	$9,170	$9,666

Note 9 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

	March 31, 2003	June 30, 2002
Buildings and improvements	$1,454	$2,324
Plant equipment	13,062	13,051
Office and other equipment	1,572	1,700
Less accumulated depreciation and amortization	(10,097)	(9,815)
Total property, equipment and improvements	$5,991	$7,260

NOTE 10 - CREDIT AGREEMENTS

At March 31, 2003, we have an $8.5 million working capital line of credit collateralized by accounts receivable, inventory and equipment for our domestic operating units which matures September 25, 2003.  Borrowings under the credit agreement bear interest at either the bank’s prime rate (4.25% at March 31, 2003) plus 1.00% or a Eurodollar-base rate (1.33% at March 31, 2003) plus 3.75%.  At March 31, 2003, borrowings outstanding under this credit facility amounted to $6.6 million and the effective weighted average interest rate was 5.11%.  The line of credit agreement contains certain financial covenants, with which we believe we were in compliance at March 31, 2003.  Our available borrowing capacity as of March 31, 2003, was approximately $1.9 million.

In addition, during fiscal 2002, we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures.  This advance has a maturity date of October 24, 2006 and bears interest at either the bank’s prime rate (4.25% at March 31, 2003) plus 1.00% or a Eurodollar-base rate (1.33% at March 31, 2003) plus 3.75%.  At March 31, 2003, the balance outstanding was $865,000 and the effective weighted average interest rate was 5.08%.  Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

At March 31, 2003, we also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company.  This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 75% of eligible receivables or 2,500,000 British pounds sterling (approximately $3,925,000 at March 31, 2003), of which 500,000 British pounds sterling (approximately $785,000 at March 31, 2003) consists of an overdraft facility, and bears interest at the bank’s base rate (3.75% at March 31, 2003)

plus 2.00%.  At March 31, 2003, borrowings outstanding under this credit facility amounted to approximately $1.7 million, of which the overdraft facility was fully utilized, and there was nominal available borrowing capacity.  The credit facility agreement matures on November 30, 2003.  This credit facility was assumed by the purchaser of SMTEK Europe.

We also have a mortgage note secured by real property at Northern Ireland with an outstanding balance of $657,000 at March 31, 2003.  At March 31, 2003, we were in arrears.  This mortgage note was assumed by the purchaser of SMTEK Europe.

NOTE 11 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single business segment - the EMS industry.  Our revenues from continuing operations and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues:
United States	$15,973	$13,171	$47,331	$47,704
Thailand	1,457	292	3,143	641
Total revenues	$17,430	$13,463	$50,474	$48,345

	March 31, 2003	June 30, 2002
Long-lived assets:
United States	$5,775	$7,487
Thailand	216	193
Total long-lived assets	$5,991	$7,680

NOTE 12 - FOREIGN CURRENCY FORWARD CONTRACTS

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL MATTERS

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE DISCLOSURES BELOW, CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  WHEN USED HEREIN, THE TERMS “ANTICIPATES,” “EXPECTS,” “ESTIMATES,” “BELIEVES,” “WILL” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.  FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”), REPORTS TO THE STOCKHOLDERS OF SMTEK INTERNATIONAL, INC., A DELAWARE CORPORATION (THE “COMPANY,” “WE,” “US” OR “OUR”) AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS.  THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN OTHER DOCUMENTS FILED WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.  FUTURE EXPECTED RESULTS ARE BASED UPON MANAGEMENT’S BEST ESTIMATES, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS.  OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  WE DO NOT UNDERTAKE, AND SPECIFICALLY DISCLAIM, ANY OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

In November 2002, we received a deficiency notice from Nasdaq relating to our stock trading below $1.00 per share for 30 consecutive days.  We have until May 29, 2003 to regain compliance, which requires that the closing minimum bid of our common stock be $1.00 per share or more for 10 consecutive trading days.  We have not yet satisfied that requirement at this time.  However, even if we met this requirement at any time before May 29, 2003, we are still likely to be delisted if we continue to fail to meet the $2.5 million minimum level of stockholders’ equity requirement that Nasdaq has established.  In this regard, in February 2003, we received a deficiency notice from Nasdaq with reference to our failure to meet Nasdaq’s $2.5 million in stockholders’ equity requirement.

In April 2003, we received formal written notice from Nasdaq that our common stock is subject to delisting effective upon the opening of business on April 23, 2003.  We have requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the determination, which has been scheduled for May 29, 2003 by Nasdaq.  The Company’s common stock will continue to be listed on The Nasdaq SmallCap Market pending the outcome of the hearing.  There can be no assurance that the Company’s request for continued listing on The Nasdaq SmallCap Market will be granted.

If we are delisted from the Nasdaq SmallCap Market, we may be transferred to the over-the-counter market on the NASD Electronic Bulletin Board or to the “pink sheets” electronic quotation service maintained by the National Quotation Bureau, Inc.  There is also a risk that we will not continue to be listed at all.  Non-prominent trading markets are generally considered to be less efficient than markets such as Nasdaq or other national exchanges, and may cause us difficulty in obtaining future financing.  If our stock is no longer traded in a prominent trading market, or at all, it may be difficult for you to sell shares that you own, and the price of the stock may be negatively affected.

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

On April 9, 2003, we sold our facility in Northern Ireland.  This is shown in the unaudited consolidated financial statements as a discontinued operation.  For further discussion, see Note 4.

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

Administrative and selling expenses were $2.2 million and $7.9 million for the three months and nine months of March 31, 2003, respectively, compared to $3.0 million and $6.5 million for the three and nine months of March 31, 2002, respectively.  The decrease in administrative and selling expenses in the three months ended March 31, 2003 was mainly due to reduction of fixed costs, offset by expenses related to the closing of our San Diego facility of $127,000.  The increase in administrative and selling expenses in the nine months ended March 31, 2003 is due to the recognition, during the second and third quarters of 2003, of approximately $2.0 million in expenses related to the closing of our San Diego facility.  These costs include:  $1.0 million loss related to the lease of the building, $370,000 related to write-off of leasehold improvements and $300,000 related to severance and other related costs.  In the second quarter of 2003, we also recognized a $600,000 loss related to the lease at our former Thousand Oaks facility.  Partially offsetting these costs, we recognized a recovery of bad debt of $336,000 in the second quarter due to the receipt of restricted equity securities from a prior customer in settlement of our outstanding claim.

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

Loss from continuing operations was $294,000 or $0.13 loss per diluted share for the three months ended March 31, 2003 compared to $2.8 million or $1.23 loss per diluted share for the three months ended March 31, 2002, due mainly to higher gross profit in the fiscal 2003 periods.  Loss from continuing operations was $4.1 million or $1.79 loss per diluted share for the nine months ended March 31, 2003 compared to $3.0 million or $1.32 loss per diluted share for the nine months ended March 31, 2002 due mainly to higher gross profit, offset by higher administrative and selling expenses related to the closing of our San Diego facility.

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

Net loss was $1.1 million and $5.8 million for the three and nine months ended March 31, 2003, or $0.46 and $2.54 loss per diluted share, respectively, compared to net loss of $2.9 million and $3.7 million for the three and nine months ended March 31, 2002, or $1.28 and $1.60 loss per diluted share, respectively.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  We adopted this Statement on January 1, 2003 and included the disclosure modifications in the these condensed consolidated financial statements.  The adoption of this Statement did not have a material effect on our financial statements.

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

At March 31, 2003, we have an $8.5 million working capital line of credit collateralized by accounts receivable, inventory and equipment for our domestic operating units which matures September 25, 2003.  Borrowings under the credit agreement bear interest at either the bank’s prime rate (4.25% at March 31, 2003) plus 1.00% or a Eurodollar-base rate (1.33% at March 31, 2003) plus 3.75%.  At March 31, 2003, borrowings outstanding under this credit facility amounted to $6.6 million and the effective weighted average interest rate was 5.11%.  The line of credit agreement contains certain financial covenants, with which we believe we were in compliance at March 31, 2003.  Our available borrowing capacity as of March 31, 2003, was approximately $1.9 million.

In addition, during fiscal 2002, we borrowed $1.6 million on our equipment line of credit to finance our capital expenditures.  This advance has a maturity date of October 24, 2006 and bears interest at either the bank’s prime rate (4.25% at March 31, 2003) plus 1.00% or a Eurodollar-base rate (1.33% at March 31, 2003) plus 3.75%.  At March 31, 2003, the balance outstanding was $865,000 and the effective weighted average interest rate was 5.08%.  Additional advances under our equipment line of credit will not be available to us until a review by the bank at a future date.

At March 31, 2003, we also have a credit facility agreement with Ulster Bank Markets for our Northern Ireland operating company.  This agreement consists of an accounts receivable revolver, with maximum borrowings equal to the lesser of 75% of eligible receivables or 2,500,000 British pounds sterling (approximately $3,925,000 at March 31, 2003), of which 500,000 British pounds sterling (approximately $785,000 at March 31, 2003) consists of an overdraft facility, and bears interest at the bank’s base rate (3.75% at March 31, 2003) plus 2.00%.  At March 31, 2003, borrowings outstanding under this credit facility amounted to approximately $1.7 million, of which the overdraft facility was fully utilized, and there was nominal available borrowing capacity.  The credit facility agreement matures on November 30, 2003.  This credit facility was assumed by the purchaser of SMTEK Europe.

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

We have experienced and may continue to experience an adverse effect on our operating results and our financial condition, especially if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements at our operating subsidiaries.  We are focused on the consolidation and streamlining of operations so as to reduce our excess capacity to better match market conditions.  Recent actions taken and strategies being pursued are as follows:

•                  Transitioning our San Diego facility, selling our Northern Ireland facility and evaluating further opportunities of consolidation, transition or sale of other facilities.

•                  Continuing focus on cost reductions related to sizing our capacity infrastructure to current production levels.

•                  Focusing our marketing efforts in the solicitation of customers in nonecomically affected industries.

For further discussion, see section entitled “Risk Factors That May Affect Your Decision to Invest in Us” in our 2002 Form 10-K, which was filed with the SEC on September 26, 2002 and to the discussion in this Form 10-Q under the heading “Update of Risk Factors” as well as other reports we file with the SEC.

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

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

10.1    Share Sale Agreement, dated March 21, 2003, by and among DDL Europe Limited, Alina Limited and SMTEK International, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 25, 2003.

10.2    Amendment to Share Sale Agreement, dated April 9, 2003, by and among DDL Europe Limited, Alina Limited and SMTEK International, Inc., incorporated by reference to Exhibit 2.3 to Company’s Form 8-K filed with the SEC on April 25, 2003.

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