Form 10-Q
period 2003-09-30
SMTEK INTERNATIONAL INC
filed 2003-10-31
CIK 26987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: SEPTEMBER 30, 2003

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

The registrant had 2,284,343 shares of Common Stock outstanding as of October 28, 2003.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share amounts)

	September 30, 2003	June 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$846	$583
Accounts receivable, less allowance for doubtful accounts of $660 and $657, as of September 30, 2003 and June 30, 2003, respectively	12,403	11,096
Inventories, net	10,190	9,377
Prepaid expenses	1,004	446
Total current assets	24,443	21,502

Property, equipment and improvements, net of accumulated depreciation and amortization	5,205	5,541
Other assets	763	763
	$30,411	$27,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,697	$2,495
Accounts payable	10,948	9,598
Other accrued liabilities	3,717	3,708
Total current liabilities	16,362	15,801

Long-term liabilities:
Long-term bank lines of credit payable	6,681	5,452
Long-term debt	4,651	5,675
Total liabilities	27,694	26,928
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding at September 30, 2003	475	—
Common stock, $.01 par value; 3,750,000 shares authorized; 2,284,343 issued and outstanding at September 30, 2003 and June 30, 2003	23	23
Additional paid-in capital	37,028	37,028
Accumulated deficit	(34,918)	(36,232)
Accumulated other comprehensive loss	109	59
Total stockholders’ equity	2,717	878
	$30,411	$27,806

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2003	2002
Revenues	$20,692	$17,587
Cost of goods sold	18,007	16,050
Gross profit	2,685	1,537
Operating expenses:
Administrative and selling	2,027	1,931
Total operating expenses	2,027	1,931
Operating income (loss)	658	(394)
Non-operating income (expense):
Interest expense, net	(215)	(254)
Other income, net	908	4
Total non-operating income (expense), net	693	(250)
Income (loss) from continuing operations before income taxes	1,351	(644)
Income tax provision	37	5
Income (loss) from continuing operations	1,314	(649)
Loss from discontinued operations, net of tax	—	(134)
Income (loss) before cumulative effect of change in accounting principle	1,314	(783)
Cumulative effect of change in accounting principle	—	(420)
Net income (loss)	$1,314	$(1,203)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.58	$(0.29)
Loss from discontinued operations	—	(0.06)
Cumulative effect of change in accounting principle	—	(0.18)
Net income (loss) per share	$0.58	$(0.53)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.56	$(0.29)
Loss from discontinued operations	—	(0.06)
Cumulative effect of change in accounting principle	—	(0.18)
Net income (loss) per share	$0.56	$(0.53)

Shares used in computing basic and diluted earnings (loss) per share:
Basic	2,284	2,284
Diluted	2,362	2,284

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations	$1,314	$(649)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	454	518
Gain on extinguishment of debt	(817)	—
(Increase) decrease in accounts receivable	(1,307)	209
(Increase) decrease in inventories	(813)	786
Increase (decrease) in accounts payable	1,350	(43)
Increase (decrease) in other accrued liabilities	(16)	(317)
Increase in prepaid expense	(424)	(70)
Cash used in operating activities - discontinued operations	—	(185)
Net cash (used in) provided by operating activities	(259)	249

Cash flows from investing activities:
Capital expenditures	(118)	(543)
Capital expenditures - discontinued operations	—	(168)
Net cash used in investing activities	(118)	(711)

Cash flows from financing activities:
Proceeds from bank lines of credit	1,229	418
Payments of short-term debt	(398)	—
Payments of long-term debt	(607)	(338)
Proceeds from the issuance of preferred stock	500	—
Costs related to new credit facility	(134)	—
Cash inflows from financing activities - discontinued operations	—	343
Net cash provided by (used in) financing activities	590	423

Effect of exchange rate changes on cash	50	(30)
Increase (decrease) in cash and cash equivalents	263	(69)

Cash and cash equivalents at beginning of period	583	816
Cash and cash equivalents at end of period	$846	$747

Supplemental cash flow information:
Interest paid	$136	$298

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2003 and 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SMTEK International, Inc. (the “Company,” “we,” “us” or “our”) is an electronics manufacturing services (“EMS”) provider to original equipment manufacturers (“OEMs”) primarily in the medical, industrial controls and instrumentation, telecommunications, security, financial services automation and aerospace and defense industries.  We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry.

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

On April 9, 2003, we sold our facility in Northern Ireland.  This is shown in our unaudited condensed financial statements as a discontinued operation.  For further discussion, see Note 3.

The unaudited consolidated financial information furnished herein has been prepared in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of its operations and its cash flows for the periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements.  The results of operations for the three months ended September 30, 2003 are not necessarily indicative of results for the entire fiscal year ending June 30, 2004.

Certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  Therefore, these condensed financial statements should be read in conjunction with our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 25, 2003.

Revenue Recognition

All of our subsidiaries recognize revenues once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) the customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title and risk of ownership has transferred, e) if stipulated by the contract, customer acceptance has occurred and f) all significant vendor obligations, if any, have been satisfied.  We ship products FOB shipping point and, accordingly, title and risk of ownership pass to the customer upon shipment.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SMTEK International, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide pro forma net income and pro forma earnings per share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.  In accordance with APB Opinion No. 25 and related interpretations, compensation expense would generally be recorded for fixed option grants only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  Accordingly, no compensation expense has been recognized for our employee stock option plans and award of options to non-employee directors.  Had compensation expense for stock-based awards been determined consistent with SFAS No.123, our results of operation would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Three Months Ended September 30,
	2003	2002

Net income (loss) as reported	$1,314	$(1,203)
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(65)	(88)
Pro forma net income (loss)	$1,249	$(1,291)

Pro forma earnings (loss) per share - basic	$0.55	$(0.57)
Pro forma earnings (loss) per share - diluted	$0.53	$(0.57)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.”  This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities.  This standard is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have an effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”.  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of the Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective October 9, 2003.  The adoption of this Interpretation is not expected to have a significant impact on the Company’s financial position or results of operations.

Accounting Period

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2003 fell on June 27, 2003.  In the accompanying condensed consolidated financial statements, the 2003 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation.  The actual interim periods ended on September 26, 2003 and September 27, 2002.

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

Three months ended September 30, 2002

Net loss from continuing operations, as originally reported	$(649)
Loss from discontinued operations	(134)
Change in accounting principle, net of taxes	(420)
Net loss as restated	$(1,203)

Basic and diluted loss per share:
Net loss from continuing operations, as originally reported	$(0.29)
Loss from discontinued operations	(0.06)
Change in accounting principle	(0.18)
Net loss as restated	$(0.53)

NOTE 3 - DISCONTINUED OPERATIONS

On April 9, 2003, we sold 100% of the outstanding stock of our Northern Ireland facility, SMTEK Europe.  The purchaser also assumed all liabilities of SMTEK Europe.  The purchaser was a Northern Ireland investor group, which included a director from SMTEK Europe.

Accordingly, operating results for SMTEK Europe for the three months ended September 30, 2002 have been presented in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) as a discontinued operation, and are summarized as follows (in thousands):

Three Months Ended September 30, 2002

Net sales	$3,149
Cost of goods sold	(2,989)
Operating expenses	(191)
Other income (expense), net	(103)

Loss from discontinued operations, net of tax	$(134)

Net assets of SMTEK Europe consisted of the following (in thousands):

As of September 30, 2002
Current assets	$6,531
Property, equipment and improvements	1,643
Current liabilities	(6,720)
Long-term debt	(760)
Net assets	$694

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

Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is dilutive, of our outstanding employee stock options, the 8-1/2% Convertible Subordinated Debentures (which are convertible into 4,988 shares of common stock at $212.50 per share of common stock) and the Series A Preferred Stock (which is convertible into 250,000 shares of common stock at $2.00 per share of common stock).  The following is a summary of the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002

Net income (loss)	$1,314	$(1,203)

Weighted average shares:
Basic weighted average number of common shares outstanding	2,284,343	2,284,343
Dilutive effect of outstanding common stock equivalents	77,254	—
Diluted weighed average number of common shares outstanding	2,361,597	2,284,343

Earnings (loss) per share - basic	$0.58	$(0.53)

Earnings (loss) per share - diluted	$0.56	$(0.53)

Options to purchase approximately 325,992 shares of common stock at prices ranging from $1.50 to $10.00 which were outstanding at September 30, 2003, are not included in the computation of diluted earnings per share for the three months ended September 30, 2003, because the exercise price of these options were greater than the average market price of our common stock.  Options to purchase approximately 22,100 shares of common stock at prices ranging from $1.21 to $10.00 which were outstanding at September 30, 2002, would not have been included in the computation of diluted earnings per share for the three months ended September 30, 2002, because the exercise price of these options and warrants were greater than the average market price of our common stock.

Convertible subordinated debentures aggregating $1,060,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity were outstanding during the three months ended September 30, 2003 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of the common stock.  Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity were outstanding during the three months ended September 30, 2002 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

The shares of the Series A Preferred Stock which are initially convertible into 250,000 shares of common stock at a price of $2.00 per share and outstanding at September 30, 2003 are not included in the computation of diluted earnings per share for the three months ended September 30, 2003 because the conversion price was greater than the average market price of our common stock.

NOTE 5 - INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	June 30, 2003
Raw materials	$6,232	$5,810
Work in process	3,512	3,298
Finished goods	446	269
Total inventories	$10,190	$9,377

Note 6 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

	September 30, 2003	June 30, 2003
Buildings and improvements	$1,450	$1,450
Plant equipment	13,157	13,075
Office and other equipment	1,616	1,581
Less accumulated depreciation and amortization	(11,018)	(10,565)
Total property, equipment and improvements	$5,205	$5,541

NOTE 7 - CREDIT AGREEMENTS AND DEBT RESTRUCTURING

In September 2003, we entered into a new credit facility which consists of a $10 million working capital line, a term credit facility in the amount of up to $1.0 million and a capital expenditure facility of $1 million.  The $10 million working capital line is collateralized by accounts receivable, inventory and equipment.  Borrowings under the credit agreement bear interest at either the bank’s prime rate (4.0% at September 30, 2003) plus 1.0% or a Libor-base rate (1.12% at September 30, 2003) plus 3.75%.  The credit facility contains certain financial covenants and matures September 19, 2006.  Accordingly, amounts outstanding at September 30, 2003 under our credit facility have been classified as long-term. In addition, in September 2003 we borrowed $1 million on our term credit facility.  This advance has a maturity date of September 19, 2006 and bears interest at either the bank’s prime rate (4.0% at September 30, 2003) plus 1.0% or a Libor-base rate (1.12% at September 30, 2003) plus 3.75%.  At September 30, 2003, the balance outstanding was $1 million and the effective interest rate was 5.0%.  The capital expenditure credit facility of $1 million will be used to finance our capital expenditures.  Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate or at a fixed rate equal to the Libor rate plus 3.75%.  We were in compliance with all covenants at September 30, 2003.

Also during the three months ended September 30, 2003, we settled obligations to former officers, employees and directors under consulting and deferred fee agreements by paying an aggregate of $430,000 to fully retire an aggregate of $889,000 in debt resulting in an aggregate $459,000 recognition of gain from extinguishment of debt. We also reached settlement with certain sub-debt holders by paying an aggregate of $172,000 to fully retire an aggregate of $520,000 in debt resulting in an aggregate $348,000 gain from extinguishment of debt. The approximately $800,000 gain on extinguishment of debt is a component of Other income, net in the unaudited condensed consolidated statements of operations.

NOTE 8 - PREFERRED STOCK

In September 2003, we sold in a private placement 250,000 shares of non-redeemable, convertible Series A Preferred Stock for $500,000.  The shares are convertible into common stock initially on a one-to-one basis and are redeemable, solely at the Company’s option, at 1.5 times the purchase price after 180 days from the date of issuance.  Holders of Series A Preferred Stock have voting rights equal to holders of common stock on an as converted basis and enjoy a liquidation preference to any junior stock whereby preferred holders receive 1.5 times their initial investment plus any accrued dividends before any distributions to junior stockholders.

NOTE 9 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single business segment - the EMS industry.  Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Revenues:
United States	$18,742	$16,832
Thailand	1,950	755
Total revenues	$20,692	$17,587

	September 30, 2003	June 30, 2003
Long-lived assets:
United States	$4,993	$5,324
Thailand	212	217
Total long-lived assets	$5,205	$5,541

NOTE 10 - FOREIGN CURRENCY FORWARD CONTRACTS

It is our policy not to enter into derivative financial instruments for speculative purposes.  We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business.  These commitments are generally for terms of less than one year.  The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge.  Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges.  Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations.  At September 30, 2003 and 2002, we did not have any open forward foreign currency contracts.

NOTE 11 - COMMITMENTS AND CONTINGENCIES - ENVIRONMENTAL MATTERS

Environmental Matters

Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California.  One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility.  Under the terms of a cost sharing agreement, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord.  There is no environmental insurance coverage for this remediation.  At September 30, 2003, we had a reserve of $416,000 for future remediation costs.  Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site.  However, the future actual remediation costs could differ significantly from the estimates.  Further, our portion could potentially exceed the amount of our reserve.  Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE DISCLOSURES BELOW, CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  WHEN USED HEREIN, THE TERMS “ANTICIPATES,” “EXPECTS,” “ESTIMATES,” “BELIEVES,” “WILL” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.  FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”), REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS.  THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN OTHER DOCUMENTS FILED WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.  FUTURE EXPECTED RESULTS ARE BASED UPON MANAGEMENT’S BEST ESTIMATES, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS.  OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  WE DO NOT UNDERTAKE, AND SPECIFICALLY DISCLAIM, ANY OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

UPDATE OF RISK FACTORS

The following risk factors update certain risk factors identified in our 2003 Annual Report on Form 10-K which was filed with the SEC on September 25, 2003.  Readers are referred to the documents filed by us with the SEC, including our most recent Reports on Forms 10-K, 10-Q and 8-K, each as it may be amended from time to time, for a more complete description of important risk factors.

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

Many of our competitors have also made substantial capital expenditures in recent years and operate technologically advanced EMS facilities.  Further, some of our customers have substantial in-house EMS capabilities.  There is a risk that, in periods when these customers are operating at less than full capacity, they will use their own facilities rather than contract with us.  Despite this risk, we believe we have not recently experienced a significant loss of business to OEMs’ captive assembly operations.  However, there can be no assurance that future losses in this regard will not occur.

Another factor that presents a continuing risk is the inability of EMS providers to require that their customers take back excess inventories that have no current or known future use in production.  (See the risk factor below dealing with “If Our Customers Vary Their Requirements, Our Results and Our Financial Condition May Be Affected”).  This factor has also affected us and may occur more frequently if the current electronic industry production slowdown does not appreciably improve.  We can provide no assurance that we will not be forced to sell excess inventory.  Further, if we sell such excess inventory, we may have to sell all or portions of the inventory for a loss, which may adversely affect our business, operating results and financial condition.

Our Domestic Line of Credit Agreement Contains Certain Financial Covenants That Must Be Met.

In September 2003, we entered into a new credit facility (See Note 7 to the unaudited condensed consolidated financial statements for a more detailed discussion of the new credit facility).  This new credit facility matures September 19, 2006 and includes certain covenants that we are required to comply with.  In the event of default under our line of credit agreement, any and all outstanding borrowings could become immediately due and payable which would likely create significant operating and financial restrictions on us, further causing an adverse effect upon our business, operating results and financial condition.

Our Industry is Characterized by Low Profit Margins.

Competition in the EMS industry is primarily driven by price often resulting in lower profit margins for EMS providers. In this regard, customers have sought and continue to seek price reductions.  Unless we successfully achieve further material cost reductions, efficiencies and productivity gains, we may experience a material adverse effect on our operating results and our financial condition.  There can be no assurance, however, whether reductions in materials costs will be effective or adequate to compensate for such price reductions or that we will be successful in furthering efficiencies and productivity gains.

The Loss of Any One of Our Larger Customers May Adversely Affect Our Results and Financial Condition.

We had sales to three customers which accounted for 16.8%, 11.1% and 8.8% of revenues in fiscal 2003.  The loss of one or more of our larger customers, or a significant reduction in sales to any of our major customers, could have an adverse effect on our business, results of operations and financial condition.

Our Operating Results Fluctuate and May Continue to Materially Fluctuate.

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

•              the gain or loss of significant customers,

•              variations in the mix between consignment and turnkey arrangements with customers,

•              variations in the demand for products in the industries we serve,

•              quality issues and general economic conditions, and

•                                          the development and introduction of new products and technologies by our customers and our customers’ competitors.

In addition to fluctuations from day to day operations, our operating results will also be affected by the following risks:

•                                          excess capacity at the various subsidiary plants, which may entail attempts to limit liabilities of leases, selling or subleasing equipment, and other measures of that nature for which we might not be successful,

•                                          our debt load, though recently decreased,  could rise to a point that over-extends our cash-flow capacity, and

•                                          our inability to maintain compliance with certain financial covenants in our domestic line of credit agreement. (See risk factor entitled “Our Domestic Line of Credit Agreement Contains Certain Financial Covenants That Must Be Met”).

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

Our Stock Price Has Been And Continues To Be Volatile.  Based Upon A Number of Factors, We May Face Delisting Proceedings From Nasdaq.

The market price for our common stock continues to be volatile due to various factors.  These factors include, but are not limited to:

•                                          the public float being relatively small and thinly traded;

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

On June 27, 2003, we received notice from Nasdaq of its decision to continue listing our common stock on The Nasdaq SmallCap Market via an exception to a number of listing requirements.  The terms of this temporary exception require that we satisfy a number of conditions for continued listing.  On October 3, 2003, Nasdaq notified us that we had met the requirements for continued listing on the Nasdaq SmallCap Market.  Nonetheless, Nasdaq notified us that its Listing Qualifications Panel would continue to monitor our compliance with Nasdaq’s shareholders’ equity requirement and, in this regard, we must file this quarterly report on Form 10-Q on or before November 14, 2003 reporting shareholders’ equity of at least $2,500,000.

Although we believe that we have currently satisfied Nasdaq’s conditions for continued listing on The Nasdaq SmallCap Market, there can be no assurance that our common stock will continue to be currently listed on The Nasdaq SmallCap Market or, if it continues to be listed, that we will be able to maintain such listing in the future.  If our common stock were delisted from The Nasdaq SmallCap Market, it may become eligible immediately thereafter for quotation on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient systems than markets such as Nasdaq or other national exchanges, and which may also cause difficulty in conducting trades and difficulty in obtaining future financing.  Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

The Availability and Expense of Components and Materials May Affect Our Operations.

For our surface mount assemblies and turnkey operations, we purchase components and materials from approved suppliers.  Any failure on the part of these suppliers to deliver required components to us or any failure of such components to meet performance requirements could impair our ability to meet scheduled shipment dates.  This in turn could delay consummating sales and receipt of payment, which may adversely affect our business, financial condition and results of operations.  From time to time, we have experienced, and may in the future experience, shortages of certain types of electronic components.  These shortages may increase our costs and may also cause us to experience delays in deliveries to our customers.

In addition, our customers may specify that we purchase parts or materials from particular component manufacturers for use in the assembly process.  Certain components used in a number of our customer programs are obtained from sole source suppliers.  To the extent these components are not available on a timely basis or are in short supply because of allocations imposed by the component manufacturer, and the customer is unwilling to accept a substitute component, delays may occur.  Such delays are experienced in the EMS business from time to time and have caused sales and inventory fluctuations in our business.

To the extent our customers do not absorb the costs associated with parts or materials shortages or price increases, whether by agreement or to maintain a business relationship with a customer, we could suffer a material adverse effect on our business, financial condition and results of operations.

If Our Customers’ Vary Their Requirements, Our Results And Our Financial Condition May Be Affected.

The level and timing of purchase orders placed by our customers are affected by a number of factors, including variation in demand for the customer’s products, customer attempts to manage inventory and changes in the customer’s manufacturing strategies.  Many of these factors are outside of our control.  Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except for payment for services rendered, materials purchased or procured and, in certain circumstances, charges associated with such cancellation, reduction or delay.  The current economic conditions, however, may adversely affect our ability to recover such costs, penalties and charges.

Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services rendered or to pay for components and materials purchased on such customer’s behalf, have in the past adversely affected our business, financial condition and results of operations.  Such events or conditions could have a material adverse effect on our business, financial condition and results of operations in the future.

Our Liquidity is Currently Limited and Our Debt Profile May Change and May Affect Our Operations and Financial Condition.

Our cash is currently limited, and, at September 30, 2003, our debt-to-equity ratio was 2.3 to 1.00.  Although our debt load recently decreased and we have taken certain cost reduction measures, several factors, including but not limited to, a continued prolonged economic downturn, capital investment to increase production, acquisitions of other EMS companies or our inability to move the Company toward profitability, may significantly change our debt profile, resulting in an increase in debt to a point that over-extends our cash-flow capacity.  Also, under such circumstances, we may have future capital requirements and our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unavailable or unattractive to us.  Any of these events or conditions could have a material adverse effect on our business, financial condition and results of operations.

DESCRIPTION OF THE BUSINESS

We are an electronics manufacturing services (“EMS”) provider to original equipment manufacturers (“OEMs”) primarily in the medical, industrial controls and instrumentation, telecommunications, security, financial services automation and aerospace and defense industries.  We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide low-to-medium volume, high complexity segment of the EMS industry.

We have five wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK Moorpark), located in Moorpark, California; Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

RESULTS OF OPERATIONS

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2003 fell on June 27, 2003.  In the accompanying condensed consolidated financial statements, the 2003 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on September 26, 2003 and September 27, 2002.

Consolidated revenues for the three months ended September 30, 2003 were $20.7 million compared to $17.6 million for the three months ended September 30, 2002, an increase of approximately 17.6%.  The increase in revenues was primarily due to the continued shipment of product for existing customers.

Consolidated gross profit for the three months ended September 30, 2003 was $2.7 million (13.0% of sales) compared to $1.5 million (8.7% of sales) for the three months ended September 30, 2002.  The decrease in excess capacity which resulted from the closure of the San Diego and European manufacturing facilities in fiscal 2003 was a significant factor in the increase in gross profit.  There can be no assurance that capacity utilization will remain at its current level and any decrease in revenues with the resultant under-utilization of capacity could negatively impact our gross profit margin.

Administrative and selling expenses increased 5% to $2.0 million for the three months ended September 30, 2003 from $1.9 million for the three months ended September 30, 2002 as a parallel to the increase in the Company’s revenues.  As a percentage of sales, administrative and selling expense decreased to 9.8% of sales in the first quarter of fiscal 2004 as compared to 11.0% of sales in the same period in fiscal 2003 as we continue to closely monitor our expenditures.

Total net non-operating income was $693,000 for the three months ended September 30, 2003.  This non-operating income includes $817,000 gain on extinguishment of debt and currency translation gain of $70,000.  Without these two items, the net non-operating expense for the first quarter of fiscal 2004 would have been $194,000 as compared to a net non-operating expense of $250,000 for the three months ended September 30, 2002.  The decrease, on this basis, is primarily attributable to a decrease in interest expense reflecting the decreased debt load.

We had an income tax provision of $37,000 for the three months ended September 30, 2003, as compared to $5,000 for the three months ended September 30, 2002.  The income tax provision is primarily related to the State of

California which has suspended the use of net operating losses as carryforwards against current taxable income.

Net income was $1.3 million for the three months ended September 30, 2003, or $0.56 per diluted share, compared to net loss of $1.2 million for the three months ended September 30, 2002, or ($0.53) per diluted share, due mainly to higher revenues, better gross profit and gains as a component of non-operating income.  The gains are non-recurring. In addition, there can be no assurance that we will maintain the current levels of revenue or the improved gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, which amounted to $846,000 at September 30, 2003, and amounts available under our bank lines of credit, which provided approximately $2.3 million of availability in excess of current borrowings at September 30, 2003.  During the three months ended September 30, 2003, cash and cash equivalents increased by $263,000.  This increase resulted from cash provided by financing activities of $590,000 offset by cash used in operating activities of $259,000 and capital expenditures of $118,000.

Net cash used in operating activities of $259,000 for the three months ended September 30, 2003 was attributable primarily to the income from continuing operations before depreciation of $1.8 million reduced by the $817,000 gain from extinguishment of debt and offset by an increase in inventories of $0.8 million and an increase in prepaid expenses, of $0.4 million.  There were also offsetting increases of $1.3 million in accounts receivable and accounts payable.  The increase in working capital accounts was primarily attributable to increased revenue and associated increased cost.

Net cash used in investing activities was $118,000 for the three months ended September 30, 2003 compared to $711,000 for the three months ended September 30, 2002.  The cash used was for the purchase of capital expenditures, primarily for IT infrastructure and software.

Net cash provided by financing activities was $590,000 for the three months ended September 30, 2003 compared to net cash provided by financing activities of $423,000 for the three months ended September 30, 2002.  The borrowings on the line of credit to finance inventory and the proceeds from the sale of preferred stock were partially offset by cash used to retire debt at a discount, as discussed in more detail in Note 7 to the unaudited condensed consolidated financial statements.

In September 2003, we entered into a new long-term credit facility.  This new credit facility consists of a $10 million working capital line, a term credit facility in the amount of up to $1.0 million and a capital expenditure facility of $1.0 million.  The $10 million working capital line is collateralized by accounts receivable, inventory and equipment.  Borrowings under the credit agreement bear interest at either the bank’s prime rate (4.0% at September 26, 2003) plus 1.0% or a Libor-base rate (1.12 at September 26, 2003) plus 3.75%.  The working capital credit facility contains various financial covenants and matures September 19, 2006. In addition, in September, 2003 we borrowed $1 million on our term credit facility.  This advance has a maturity date of September 19, 2006 and bears interest at either the bank’s prime rate (4.0% at September 30, 2003) plus 1.0% or a Libor-base rate (1.12% at September 30, 2003) plus 3.75%.  At September 30, 2003, the balance outstanding was $1 million and the effective interest rate was 5.0%.   The capital expenditure credit facility of $1 million will be used to finance our capital expenditures.  Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate or at a fixed rate equal to the Libor rate plus 3.75%.  We were in compliance with all covenants at September 30, 2003.

We anticipate that additional expenditures of as much as $2.0 million may be incurred during fiscal 2004, primarily to improve production efficiency at all our subsidiaries.  A substantial portion of these capital expenditures are expected to be financed by our new line of credit or other notes/leases payable.

At September 30, 2003, the ratio of current assets to current liabilities was 1.5 to 1.0 compared to 1.4 to 1.0 at June 30, 2003.  At September 30, 2003, we had $8.1 million of working capital compared to $5.7 million at June 30, 2003.  At September 30, 2003, we had long-term borrowings of $6.3 million compared to $8.2 million at June 30, 2003.  The increase in the working capital and decrease in debt are related to the settlement of certain debt obligations as described below.  Related to the decrease in debt, the outstanding balance of our line of credit, classified as long-term, increased by $1.2 million during the first quarter of fiscal 2004.

During the three month period ending September 30, 2003, we settled notes payable to former officers, employees and directors by paying an aggregate of $430,000 to fully retire an aggregate of $889,000 in debt. We also reached settlement with certain sub-debt holders by paying an aggregate of $172,000 to fully retire an aggregate of $520,000 in debt.  Also during the first quarter of fiscal 2004, we sold in a private placement 250,000 shares of non-redeemable, convertible Series A Preferred Stock for $500,000.  The shares are initially convertible into Common Stock on a one to one basis and are redeemable, solely at the Company’s option, at 1½ times the purchase price after 180 days from issuance.

On June 27, 2003, we received notice from Nasdaq of its decision to continue listing our common stock on The Nasdaq SmallCap Market via an exception to a number of listing requirements.  The terms of this temporary exception require that we satisfy a number of conditions for continued listing.  On October 3, 2003, Nasdaq notified us that we had met the requirements for continued listing on the Nasdaq SmallCap Market.  Nonetheless, Nasdaq notified us that its Listing Qualifications Panel would continue to monitor our compliance with Nasdaq’s shareholders’ equity requirement and, in this regard, we must file this quarterly report on Form 10-Q on or before November 14, 2003 reporting shareholders’ equity of at least $2,500,000.

Although we believe that we have currently satisfied Nasdaq’s conditions for continued listing on The Nasdaq SmallCap Market, there can be no assurance that our common stock will continue to be currently listed on The Nasdaq SmallCap Market or, if it continues to be listed, that we will be able to maintain such listing in the future.  If our common stock were delisted from The Nasdaq SmallCap Market, it may become eligible immediately thereafter for quotation on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient systems than markets such as Nasdaq or other national exchanges, and which may also cause difficulty in conducting trades and difficulty in obtaining future financing.  Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We previously recorded a liability for a federal tax assessment, including accrued interest, of $2.5 million per a December 2001 settlement with the Appeals division of the IRS.  We finalized a payment plan in

July 2003 and at September 30, 2003 have a total liability, including accrued interest, of $2.3 million to be paid in monthly installment payments of $45,000 through July 2008.

We may experience an adverse effect on our operating results and in our financial condition at our operating subsidiaries.  For further discussion, see section entitled “Company Risk Factors” in our 2003 Form 10-K as well as the updated risk factors set forth herein.

We may continue to experience an adverse effect on our operating results and our financial condition if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements made at our operating subsidiaries.  For further discussion, see section entitled “Risk Factors That May Affect Your Decision to Invest in Us” in our 2003 Form 10-K, which was filed with the SEC on September 25, 2003.

Management believes that our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations for at least the next 12 months.  Long term, however, if current economic conditions continue for an extended period of time, despite our cost reduction measures and efficiency improvements or if we are unable to maintain profitability, we may have to obtain additional debt or equity financing.  There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.”  This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities.  This standard is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No. 150 did not have an effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”.  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of the Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective October 9, 2003.  The adoption of this Interpretation is not expected to have a significant impact on the Company’s financial position or results of operations.

ENVIRONMENTAL MATTERS

Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California.  One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility.  Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord.  There is no environmental insurance coverage for this remediation.  At September 30, 2003, we had a reserve of $416,000 for future remediation costs.  Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site.  However, the future actual remediation costs could differ significantly from the estimates.  Further, our portion could potentially exceed the amount of our reserve.  Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition, results of operations and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt.  At September 30, 2003, the carrying amount of long-term debt (including current portion thereof but excluding bank lines of credit) was $6.3 million and the fair value was $5.8 million.  The carrying values of our other financial instruments approximated their fair values.  The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues.  A change in interest rates of one percent would result in an annual impact on interest expense of approximately $60,000.

It is our policy not to enter into derivative financial instruments for speculative purposes.  We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business.  These commitments are generally for terms of less than one year.  The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge.  Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges.  Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133, as amended by FAS 149, are recognized as assets or liabilities with gains or losses recognized in current results of operations.  At September 30, 2003, we had no forward foreign currency contracts.

Our operations include investments in a foreign operating unit.  Our foreign subsidiary represents approximately 9% of our revenues and 9% of our total assets.  As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and regulations.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings.  We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

On September 8, 2003, we sold 250,000 shares of our Series A Preferred Stock for $500,000 to The Gene Haas Trust in a private placement transaction.  The proceeds from the sale of the Series A Preferred Stock is expected to be used for general corporate purposes.  The shares of the Series A Preferred Stock are convertible into our common stock initially on a one-to-one basis and are redeemable, solely at our option, at 1.5 times the purchase price after 180 days from the date of issuance.  The issuance of the shares of the Series A Preferred Stock was exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 25, 2003 we held a special meeting of stockholders to approve an amendment to our amended and restated certificate of incorporation to decrease the number of issued and outstanding shares of our common stock by means of a reverse stock split with a ratio of not less than two-for-three and not more than one-for-two.

The total number of shares voting on the proposed reverse stock split was 2,142,887, of which 975,634 shares were voted for the proposal, 1,166,185 shares were voted against the proposal and 1,068 abstained.  A primary purpose behind the reverse stock split proposal was to maintain the eligibility of our common stock for continued listing on The Nasdaq SmallCap Market, in seeking to comply with Nasdaq’s $1.00 minimum bid price requirement.  Despite the vote against the reverse stock split proposal, Nasdaq has since notified us that the price of our common stock currently complies with Nasdaq’s minimum bid price requirements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

4.1	Certificate of Designations (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on September 8, 2003).

10.1

Credit and security Agreement dated September 19, 2003, by and among Wells Fargo Business Credit, Inc., SMTEK International, Inc., Jolt Technology, Inc., SMTEK New England, Inc., SMTEK Santa Clara, Inc. and Technetics, Inc.

10.2	Series A Preferred Stock Purchase Agreement, dated as of September 8, 2003 by and between the Company and The Gene Haas Trust

(incorporated by reference to Exhibit 10.1 of the Company’s current report on From 8-K filed on September 8, 2003).

10.3

Registration Rights Agreement, dated as of September 8, 2003, by and between the Company and The Gene Haas Trust (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on September 8, 2003).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

b.  Current reports on Form 8-K:

On July 1, 2003, we filed a current report on Form 8-K announcing that we had received notice from the Nasdaq Qualifications Hearings Panel of its decision to continue listing our common stock on the Nasdaq Small Cap Market via a temporary exception to a number of listing requirements.

On September 8, 2003, we filed a current report on Form 8-K announcing that we had met the requirements for continued listing on the Nasdaq Small Cap Market.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2003	/s/ Kirk A. Waldron
Date	Kirk A. Waldron
Senior Vice President and Chief Financial Officer (Principal Financial Officer)