Form 10-Q
period 2003-12-31
SMTEK INTERNATIONAL INC
filed 2004-02-06
CIK 26987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: DECEMBER 31, 2003

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

The registrant had 2,313,864 shares of Common Stock outstanding as of February 2, 2004.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share amounts)

	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$581	$583
Marketable securities	620	—
Accounts receivable, less allowance for doubtful accounts of $669 and $657, as of December 31, 2003 and June 30, 2003, respectively	10,967	11,096
Inventories, net	8,304	9,377
Prepaid expenses	1,137	446
Assets held for sale - current	1,026	—
Total current assets	22,635	21,502

Property, equipment and improvements, net of accumulated depreciation and amortization	4,969	5,541
Other assets, net	408	763
Assets held for sale - non-current	78	—
	$28,090	$27,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,692	$2,495
Accounts payable	9,057	9,598
Other accrued liabilities	2,952	3,708
Liabilities held for sale	79	—
Total current liabilities	13,780	15,801

Long-term liabilities:
Long-term bank line of credit payable	6,796	5,452
Long-term debt	4,521	5,675

Total liabilities	25,097	26,928

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding at December 31, 2003	475	—
Common stock, $.01 par value; 20,000,000 shares authorized; 2,287,343 and 2,284,343 issued and outstanding at December 31, 2003 and June 30, 2003	23	23
Additional paid-in capital	37,023	37,028
Accumulated deficit	(34,656)	(36,232)
Accumulated other comprehensive income	128	59
Total stockholders’ equity	2,993	878
	$28,090	$27,806

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Revenues	$20,132	$15,457	$40,824	$33,044
Cost of goods sold	17,923	14,562	35,930	30,612
Gross profit	2,209	895	4,894	2,432

Operating expenses:
Administrative and selling	2,035	4,095	4,062	5,690
Total operating expenses	2,035	4,095	4,062	5,690

Operating income (loss)	174	(3,200)	832	(3,258)

Non-operating income (expense):
Interest expense, net	(123)	(257)	(338)	(509)
Other income (expense), net	207	325	1,115	(8)
Total non-operating income (expense), net	84	68	777	(517)

Income (loss) from continuing operations before income tax	258	(3,132)	1,609	(3,775)
Income tax provision	—	—	37	6

Income (loss) from continuing operations	258	(3,132)	1,572	(3,781)

Loss from discontinued operations, net of tax	—	(410)	—	(544)

Income (loss) before cumulative effect of change in accounting principle	258	(3,542)	1,572	(4,325)
Cumulative effect of change in accounting principle	—	—	—	(420)
Net income (loss)	$258	$(3,542)	$1,572	$(4,745)

Other comprehensive income (loss):
Foreign currency translation adjustments	19	(2)	69	(72)
Change in unrealized gain/(loss) on forward contracts	—	(20)	—	(37)
Comprehensive income (loss)	$277	$(3,564)	$1,641	$(4,854)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$(1.37)	$0.60	$(1.66)
Loss from discontinued operations	—	(0.18)	—	(0.24)
Cumulative effect of change in accounting principle	—	—	—	(0.18)
Net income (loss) per share	$0.09	$(1.55)	$0.60	$(2.08)

Shares used in computing basic and diluted earnings (loss) per share:
Basic	2,285	2,284	2,285	2,284
Diluted	2,785	2,284	2,623	2,284

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations	$1,572	$(3,781)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	906	1,072
Gain on extinguishment of debt	(817)	—
Unrealized gain on marketable securities	(284)	—
Provision for estimated loss on sale of subsidiary	85	—
Equity securities received in settlement of claim against prior customer	—	(336)
Charge for leasehold abandonment	—	1,025
Write-off of leasehold improvements	—	370
Increase in accounts receivable	(504)	(250)
Decrease in inventories	713	820
Decrease in accounts payable	(508)	(416)
(Decrease) increase in other accrued liabilities	(833)	1,625
Increase in other current assets	(593)	(134)
Cash provided by operating activities - discontinued operations	—	820
Net cash (used in) provided by operating activities	(263)	815
Cash flows from investing activities:
Capital expenditures	(392)	(637)
Capital expenditures - discontinued operations	—	(270)
Net cash used in investing activities	(392)	(907)
Cash flows from financing activities:
Proceeds from bank lines of credit	1,344	1,186
Payments of long-term debt	(1,137)	(659)
Proceeds from the issuance of preferred stock	500	—
Costs related to new credit facility	(134)	—
Proceeds from the exercise of stock options	11	—
Cash outflows from financing activities - discontinued operations	—	(588)
Net cash provided by (used in) financing activities	584	(61)

Effect of exchange rate changes on cash	69	(35)
Decrease in cash and cash equivalents	(2)	(188)

Cash and cash equivalents at beginning of period	583	816
Cash and cash equivalents at end of period	$581	$628

Supplemental cash flow information:
Interest paid	$354	$501

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2003 and 2002

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

We have four wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK Moorpark), located in Moorpark, California; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company.  The estimated loss on the sale of Jolt is approximately $85,000 and has been recognized for the six months ended December 31, 2003 in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).  The assets and liabilities of Jolt as of December 31, 2003 and June 30, 2003 have been included in the accompanying unaudited Condensed Consolidated Balance Sheets as assets and liabilities held for sale.  The results of operations of Jolt for the three and six months ended December 31, 2003 and 2002 are included in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).  For further discussion, see Note 3.

On April 9, 2003, we sold our facility in Northern Ireland.  This is shown in our unaudited condensed financial statements as a discontinued operation.  For further discussion, see Note 4.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements.  The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of results for the entire fiscal year ending June 30, 2004.

As permitted under applicable rules and regulations of the Securities and Exchange Commission, certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  Therefore, these condensed financial statements should be read in conjunction with our 2003 Annual Report on Form 10–K as filed with the Securities and Exchange Commission on September 25, 2003.

Marketable Securities

Our marketable securities consist of an investment in common stock of a public company which, for accounting purposes, is classified as trading securities.  Accordingly, the investment is marked to market quarterly with the change in value being recorded in the statement of operations.  In the current quarter, this resulted in a $283,000 unrealized gain.  Management’s intention is to sell off the stock over the next 12 months.

Restructuring Costs

In connection with the closure and transition of the Company’s San Diego facility in the second quarter of 2003, we incurred approximately $1.6 million in expenses consisting of severance costs of $287,000, write-off of leasehold improvements of $370,000 and accrual of remaining lease obligation of $4,011,000 less sublease income of $3,038,000.  All severance costs were paid out and, of the $973,000 lease related commitments, $350,000 has been paid out leaving a reserve at December 31, 2003 of $623,000.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss) as reported	$258	$(3,542)	$1,572	$(4,745)
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(269)	(88)	(334)	(176)
Pro forma net income (loss)	$(11)	$(3,630)	$1,238	$(4,921)

Pro forma earnings (loss) per share:
Basic	$(0.01)	$(1.59)	$0.54	$(2.15)
Diluted	$(0.01)	$(1.59)	$0.47	$(2.15)

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”.  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of the Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective October 9, 2003.  The adoption of this interpretation did not have a significant impact on the Company’s financial position or results of operations.

Accounting Period

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2003 fell on June 27, 2003.  In the accompanying condensed consolidated financial statements, the 2003 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation.  The actual interim periods ended on December 26, 2003 and December 27, 2002.

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

NOTE 3 - SALE OF SUBSIDIARY

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company.  The estimated loss on the sale of Jolt is approximately $85,000 and has been recognized for the six months ended December 31, 2003 in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).  The assets and liabilities of Jolt as of December 31, 2003 and June 30, 2003 have been included in the accompanying unaudited Condensed Consolidated Balance Sheets as assets and liabilities held for sale.  The results of operations of Jolt for the three and six months ended December 31, 2003 and 2002 are included in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Net assets of Jolt consisted of the following (in thousands):

As of December 31, 2003
Current assets	$1,026
Property, equipment and improvements	58
Other assets	20
Current liabilities	(79)
Net assets	$1,025

Jolt revenues were $0.8 million and $1.7 million, respectively, for the three and six months ended December 31, 2003.  Operating income was $62,000 and $109,000, respectively, for the three and six months ended December 31, 2003.

NOTE 4 - DISCONTINUED OPERATIONS

On April 9, 2003, we sold 100% of the outstanding stock of our Northern Ireland facility, SMTEK Europe.  The purchaser also assumed all liabilities of SMTEK Europe.  The purchaser was a Northern Ireland investor group, which included a director from SMTEK Europe.

Accordingly, operating results for SMTEK Europe for the six months ended December 31, 2002 have been presented in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) as discontinued operations, and are summarized as follows (in thousands):

Six Months Ended December 31, 2002

Net sales	$4,991
Cost of goods sold	(4,929)
Operating expenses	(406)
Other income (expense), net	(200)
Loss from discontinued operations, net of tax	$(544)

Net assets of SMTEK Europe consisted of the following (in thousands):

As of December 31, 2002
Current assets	$5,098
Property, equipment and improvements	1,672
Current liabilities	(6,388)
Long-term debt	(743)
Net liabilities	$(361)

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

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002

Net income (loss)	$258	$(3,542)	$1,572	$(4,745)

Weighted average shares:
Basic weighted average number of common shares outstanding	2,285,134	2,284,343	2,284,739	2,284,343
Dilutive effect of outstanding common stock equivalents	499,827	—	338,702	—

Diluted weighted average number of common shares outstanding	2,784,961	2,284,343	2,623,441	2,284,343

Earnings (loss) per share - basic	$0.11	$(1.55)	$0.69	$(2.08)

Earnings (loss) per share - diluted	$0.09	$(1.55)	$0.60	$(2.08)

Options to purchase approximately 36,230 shares of common stock at prices ranging from $7.47 to $10.00 which were outstanding at December 31, 2003, are not included in the computation of diluted earnings per share for the three and six months ended December 31, 2003, because the exercise price of these options was greater than the average market price of our common stock.  Because we had a net loss for the three and six months ended December 31, 2002, there were no common stock equivalents which had a dilutive effect on earnings per share.  However, if we had reported net income rather than a loss for the three and six months ended December 31, 2002, the additional diluted shares outstanding would have been 3,704 and 3,002, for the three and six months ended December 31, 2002, respectively. Further, options to purchase approximately 657,200 shares of common stock at prices ranging from $1.05 to $10.00 which were outstanding at December 31, 2002, would not have been included in the computation of diluted earnings per share for the three and six months ended December 31, 2002, because the exercise price of these options and warrants were greater than the average market price of our common stock.

Convertible subordinated debentures aggregating $1,060,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity, were outstanding during the three and six months ended December 31, 2003 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of the common stock.  Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity were outstanding during the three and six months ended December 31, 2002 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2003	June 30, 2003
Raw materials	$4,922	$5,810
Work in process	3,000	3,298
Finished goods	382	269
Total inventories	$8,304	$9,377

Note 7 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

	December 31, 2003	June 30, 2003
Buildings and improvements	$1,469	$1,450
Plant equipment	12,220	13,075
Office and other equipment	1,558	1,581
Less accumulated depreciation and amortization	(10,278)	(10,565)
Total property, equipment and improvements	$4,969	$5,541

NOTE 8 - CREDIT AGREEMENTS AND DEBT RESTRUCTURING

At December 31, 2003, as one component of our credit facility, we have a $10 million working capital line collateralized by accounts receivable, inventory and equipment for our domestic operating units which matures September 19, 2006.  Borrowings under the working capital line bear interest at either the bank’s prime rate (4.0% at December 31, 2003) plus 1.0% or a Libor-base rate (1.25% at December 31, 2003) plus 3.75%.  At December 31, 2003, borrowings under our working capital line amounted to $6.8 million and have been classified as long-term. In addition, in September 2003 we borrowed $1 million on our term credit facility, the second component of our credit facility.  This advance has a maturity date of September 19, 2006 and bears interest at either the bank’s prime rate (4.0% at December 31, 2003) plus 1.0% or a Libor-base rate (1.25% at December 31, 2003) plus 3.75%.  At December 31, 2003, the balance outstanding was $944,000 and the effective interest rate was 5.0%.  The third component of our credit facility, the capital expenditure credit facility of $1 million, will be used to finance our capital expenditures.  Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate or at a fixed rate equal to the Libor rate plus 3.75%.  We were in compliance with all covenants on the above credit facilities at December 31, 2003.

Also during the six months ended December 31, 2003, we settled obligations to former officers, employees and directors under consulting and deferred fee agreements by paying an aggregate of $430,000 to fully retire an aggregate of $899,000 in debt resulting in an aggregate $469,000 recognition of gain from extinguishment of debt. We also reached settlement with certain sub-debt holders by paying an aggregate of $172,000 to fully retire an aggregate of $520,000 in debt resulting in an aggregate $348,000 gain from extinguishment of debt. The approximately $817,000 gain on extinguishment of debt is a component of other income, net in the unaudited condensed consolidated statements of operations.

NOTE 9 - PREFERRED STOCK

In September 2003, we sold in a private placement 250,000 shares of convertible Series A Preferred Stock for $500,000.  The shares are convertible into common stock initially on a one-to-one basis and are redeemable, solely at the Company’s option, at 1.5 times the purchase price after 180 days from the date of issuance.  Holders of Series A Preferred Stock have voting rights equal to holders of common stock on an as converted basis and enjoy a liquidation preference to any junior stock whereby preferred holders receive 1.5 times their initial investment plus any accrued dividends before any distributions to junior stockholders.  Dividends accrued on the preferred stock amounted to $15,000 at December 31, 2003.

NOTE 10 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

We operate in a single business segment - the EMS industry.  Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues:
United States	$17,636	$14,526	$36,138	$31,358
Thailand	2,496	931	4,686	1,686
Total revenues	$20,132	$15,457	$40,824	$33,044

	December 31, 2003	June 30, 2003
Long-lived assets:
United States	$4,772	$5,324
Thailand	197	217
Total long-lived assets	$4,969	$5,541

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING THE DISCLOSURES BELOW, CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  WHEN USED HEREIN, THE TERMS “ANTICIPATES,” “EXPECTS,” “ESTIMATES,” “BELIEVES,” “WILL” AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.  FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”), REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN OTHER DOCUMENTS FILED WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.  FUTURE EXPECTED RESULTS ARE BASED UPON MANAGEMENT’S BEST ESTIMATES, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS.  OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  WE DO NOT UNDERTAKE, AND SPECIFICALLY DISCLAIM, ANY OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

Our Industry is Characterized by Low Profit Margins.

Competition in the EMS industry is primarily driven by price often resulting in lower profit margins for EMS providers. In this regard, customers have sought and continue to seek price reductions. In addition, engaging with new customers can result in higher costs and lower profit margins than are typical with established customers as initial production runs may not reflect full production efficiencies which are attained with established customers. Unless we successfully achieve further material cost reductions, efficiencies and productivity gains, we may experience a material adverse effect on our operating results and our financial condition. There can be no assurance, however, whether reductions in materials costs will be effective or adequate to compensate for such price reductions or that we will be successful in furthering efficiencies and productivity gains.

The Loss of Any One of Our Larger Customers May
Adversely Affect Our Results and Financial Condition.

We had sales to three customers which accounted for 12.1%, 11.6% and 11.6% of revenues in the six months ended December 31, 2003.  The loss of one or more of our larger customers, or a significant reduction in sales to any of our major customers, could have an adverse effect on our business, results of operations and financial condition.

Our Liquidity is Currently Limited and Our Debt Profile May
Change and May Affect Our Operations and Financial Condition.

Our cash is currently limited, and, at December 31, 2003, our debt-to-equity ratio was 2.1 to 1.00.  Although our debt load recently decreased and we have taken certain cost reduction measures, several factors, including but not limited to, a continued prolonged economic downturn, capital investment to increase production, acquisitions of other EMS companies or our inability to move the Company toward profitability, may significantly change our debt profile, resulting in an increase in debt to a point that over-extends our cash-flow capacity.  Also, under such circumstances, we may have future capital requirements and our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unavailable or unattractive to us.  Any of these events or conditions could have a material adverse effect on our business, financial condition and results of operations.

Our Domestic Line of Credit Agreement Contains Certain Financial
Covenants That Must Be Met.

In September 2003, we entered into a new credit facility (See Note 8 to the unaudited condensed consolidated financial statements for a more detailed discussion of the new credit facility).  This new credit facility matures September 19, 2006 and includes certain covenants that we are required to comply with.  In the event of default under our line of credit agreement, any and all outstanding borrowings could become immediately due and payable which would likely create significant operating and financial restrictions on us, further causing an adverse effect upon our business, operating results and financial condition.

Our Stock Price Has Been And Continues To Be Volatile.  Based Upon A
Number of Factors, We May Face Future Delisting Proceedings From Nasdaq.

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

Although we currently satisfy Nasdaq’s conditions for continued listing on The Nasdaq SmallCap Market, there can be no assurance that we will be able to maintain such listing in the future.  If our common stock were delisted from The Nasdaq SmallCap Market, it may become eligible immediately thereafter for quotation on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau,

Inc., which are generally considered to be less efficient systems than markets such as Nasdaq or other national exchanges, and which may also cause difficulty in conducting trades and difficulty in obtaining future financing.  Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

We have four wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK Moorpark), located in Moorpark, California; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company.  The estimated loss on the sale of Jolt is approximately $85,000 and has been recognized for the six months ended December 31, 2003 in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).  The assets and liabilities of Jolt as of December 31, 2003 and June 30, 2003 have been included in the accompanying unaudited Condensed Consolidated Balance Sheets as assets and liabilities held for sale.  The results of operations of Jolt for the three and six months ended December 31, 2003 and 2002 are included in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

RESULTS OF OPERATIONS

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2003 fell on June 27, 2003.  In the accompanying condensed consolidated financial statements, the 2003 fiscal year end is shown as June 30 and the interim period end for both years is shown as December 31 for clarity of presentation. The actual interim periods ended on December 26, 2003 and December 27, 2002.

Consolidated revenues for the three and six months ended December 31, 2003 were $20.1 million and $40.8 million, respectively, compared to $15.5 million and $33.0 million, respectively, for the three and six months ended December 30, 2002.  The increase in revenues is attributable to continued shipment of product for existing customers as well as shipments to new customers.

Consolidated gross profit for the three and six months ended December 31, 2003 was $2.2 million (10.9% of sales) and $4.9 million (12.0% of sales), respectively, compared to $895,000 (5.8% of sales) and $2.4 million (7.3% of sales), respectively, for the three and six months ended December 31, 2002.  Gross profit margin is impacted by customer mix, and the variance in gross profit margin in the current fiscal year is primarily related to a high percentage of shipments to lower margin customers in the second quarter of fiscal 2004.  The increase in gross profit margin in fiscal 2004, as compared to the comparable periods in fiscal 2003, is largely attributable to the decrease in excess capacity which resulted from the closure and transition of our San Diego facility and the sale of our European manufacturing facility in the prior year.  There can be no assurance that capacity utilization will remain at its current level and any decrease in revenues with the resultant under-utilization of capacity could negatively impact our gross profit margin.

Administrative and selling expenses were $2.0 million and $4.1 million, respectively, for the three months and six months ended December 31, 2003 as compared to $4.1 million and $5.7 million, respectively, for the three and six months ended December 31, 2002. Administrative and selling expenses in the second quarter of fiscal 2003 ending December 31, 2002 included the recognition of approximately $1.6 million in expenses related to the closing of our San Diego facility. These restructuring costs consisted of severance cost of $287,000, write-off of leasehold improvements of $370,000 and accrual of remaining lease obligation of $4,011,000 less sublease income of $3,038,000.  As adjusted for these non-recurring charges, administrative and selling expenses would have been $2.5 million and $4.1 million, respectively, for the three and six months ended December 31, 2002. As a percentage of sales, administrative and selling expense has decreased as compared to the same periods in fiscal 2003 as we continue to closely monitor our expenditures.

Total net non-operating income was $84,000 and $777,000, respectively, for the three and six months ended December 31, 2003.  The six-month non-operating income of $777,000 includes $817,000 gain on extinguishment of debt, $284,000 unrealized gain on marketable securities classified as trading securities, $87,000 currency translation gain and an estimated loss on the sale of our Florida subsidiary of $85,000.  Without these four items, the net non-operating expense for the six months ended December 31, 2003 would have been approximately $326,000.  Total net non-operating income was $68,000 for the three months ended December 31, 2002 and the net non-operating loss was $517,000 for the six months ended December 31, 2002.  On this basis, the decrease in the six months ended December 31, 2003 is primarily attributable to a decrease in interest expense reflecting the decreased debt load.

We had an income tax provision of $37,000 for the six months ended December 31, 2003, as compared to $6,000 for the six months ended December 31, 2002.  The income tax provision is primarily related to state franchise taxes.

Net income was $258,000 and $1.6 million, respectively, for the three and six months ended December 31, 2003, or $0.09 and $0.60,respectively, per diluted share, compared to net loss of $3.5 million and $4.7 million, respectively, for the three and six months ended December 31, 2002, or ($1.55) and ($2.08),respectively, per diluted share.  The increase in net income is attributable primarily to higher revenues, better gross profit and gains as a component of non-operating income.  The gains are non-recurring. In addition, there can be no assurance that we will maintain the current levels of revenue or the improved gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, which amounted to $581,000 at December 31, 2003, and amounts available under our bank lines of credit, which provided approximately $2.7 million of availability in excess of current borrowings at December 31, 2003.  During the six months ended December 31, 2003, cash and cash equivalents decreased by $2,000.  This resulted from cash provided by financing activities of $584,000 offset by cash used in operating activities of $263,000 and capital expenditures of $392,000.

Net cash used in operating activities of $263,000 for the six months ended December 31, 2003 was attributable primarily to the income from continuing operations before depreciation of $2.5 million, increased by a $713,000 reduction in inventories, reduced by an $817,000 gain from extinguishment of debt and a $284,000 unrealized gain on marketable securities and further offset by an increases in accounts receivable and prepaid expenses of an aggregate $1.1 million and decreases in accounts payable and accrued liabilities of an aggregate $1.3 million.  The increase in working capital accounts was primarily attributable to increased revenue and associated increased cost.

Net cash used in investing activities was $392,000 for the six months ended December 31, 2003 compared to $907,000 for the six months ended December 31, 2002.  The cash used was for the purchase of capital expenditures, primarily for IT infrastructure and software.

Net cash provided by financing activities was $584,000 for the six months ended December 31, 2003 compared to net cash used in financing activities of $61,000 for the six months ended December 31, 2002.  The borrowings on the line of credit to finance inventory and the proceeds from the sale of preferred stock were partially offset by cash used to retire debt at a discount, as discussed in more detail in Note 8 to the Unaudited Condensed Consolidated Financial Statements.

In September 2003, we entered into a new long-term credit facility.  This new credit facility consists of a $10 million working capital line, a term credit facility in the amount of up to $1.0 million and a capital expenditure facility of $1.0 million.  The $10 million working capital line is collateralized by accounts receivable, inventory and equipment.  Borrowings under the working capital line bear interest at either the bank’s prime rate (4.0% at December 31, 2003) plus 1.0% or a Libor-base rate (1.25 at December 31, 2003) plus 3.75%.  The working capital credit facility contains various financial covenants and matures September 19, 2006. In addition, in September, 2003 we borrowed $1 million on our term credit facility.  This advance has a maturity date of September 19, 2006 and bears interest at either the bank’s prime rate (4.0% at December 31, 2003) plus 1.0% or a Libor-base rate (1.25% at December 31, 2003) plus 3.75%.  At December 31, 2003, the balance outstanding was $944,000 and the effective interest rate was 5.0%.   The capital expenditure credit facility of $1 million will be used to finance our capital expenditures.  Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate or at a fixed rate equal to the Libor rate plus 3.75%.  We were in compliance with all covenants in our long-term credit facility at December 31, 2003.

We anticipate that additional expenditures of as much as $1.4 million may be incurred during the remainder of fiscal 2004, primarily to improve production efficiency at all our subsidiaries.  A substantial portion of these capital expenditures are expected to be financed by our new line of credit or other notes/leases payable.

At December 31, 2003, the ratio of current assets to current liabilities was 1.6 to 1.0 compared to 1.4 to 1.0 at June 30, 2003.  At December 31, 2003, we had $8.9 million of working capital compared to $5.7 million at June 30, 2003.  At December 31, 2003, we had long-term borrowings, including short-term portion of long-term debt, of $6.2 million compared to $8.2 million at June 30, 2003.  The increase in the working capital and decrease in debt are related to the settlement of certain debt obligations as described below.  Related to the decrease in debt, the outstanding balance of our line of credit, classified as long-term, increased by $1.3 million during the first six months of fiscal 2004.

During the six-month period ending December 31, 2003, we settled notes payable to former officers, employees and directors by paying an aggregate of $430,000 to fully retire an aggregate of $889,000 in debt. We also reached settlement with certain sub-debt holders by paying an aggregate of $172,000 to fully retire an aggregate of $520,000 in debt.  Also during the first quarter of fiscal 2004, we sold in a private placement 250,000 shares of convertible Series A Preferred Stock for $500,000.  The shares are initially convertible into Common Stock on a one to one basis and are redeemable, solely at the Company’s option, at 1.5 times the purchase price after 180 days from issuance.

Although we currently satisfy Nasdaq’s conditions for continued listing on The Nasdaq SmallCap Market, there can be no assurance that we will be able to maintain such listing in the future.  If our common stock were delisted from The Nasdaq SmallCap Market, it may become eligible immediately thereafter for quotation on the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient systems than markets such as Nasdaq or other national exchanges, and which may also cause difficulty in conducting trades and difficulty in obtaining future financing.  Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

We previously recorded a liability for a federal tax assessment, including accrued interest, of $2.5 million per a December 2001 settlement with the Appeals division of the IRS.  We finalized a payment plan in July 2003 and at December 31, 2003 have a total liability, including accrued interest, of $2.2 million to be paid in monthly installment payments of $45,000 through July 2008.

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

Management believes that our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations for at least the next 12 months.  Long term, however, if economic conditions weaken for an extended period of time, despite our cost reduction measures and efficiency improvements or if we are unable to maintain profitability, we may have to obtain additional debt or equity financing.  There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51”.  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of the Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective October 9, 2003.  The adoption of this Interpretation did not have a significant impact on the Company’s financial position or results of operations.

ENVIRONMENTAL MATTERS

Since the early 1990s, we have been and continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California.  One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility.  Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord.  There is no environmental insurance coverage for this remediation.  At December 31, 2003, we had a reserve of $421,000 for future remediation costs.  Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site.  However, the future actual remediation costs could differ significantly from the estimates.  Further, our portion could potentially exceed the amount of our reserve.  Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition, results of operations and cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt.  At December 31, 2003, the carrying amount of long-term debt (including current portion thereof but excluding bank lines of credit) was $6.2 million and the fair value was $5.7 million.  The carrying values of our other financial instruments approximated their fair values.  The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues.  A change in interest rates of one percent would result in an annual impact on interest expense of approximately $125,000.

It is our policy not to enter into derivative financial instruments for speculative purposes.  We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business.  These commitments are generally for terms of less than one year.  The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge.  Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges.  Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133, as amended by FAS 149, are recognized as assets or liabilities with gains or losses recognized in current results of operations.  At December 31, 2003, we had no forward foreign currency contracts.

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

There was no change in our internal control over financial reporting during our second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings.  We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2003 Annual Meeting of Stockholders on November 13, 2003 (see the Company’s proxy statement filed with the Securities and Exchange Commission on October 17, 2003).  There were 2,284,343 shares of common stock and 250,000 shares of preferred stock outstanding and entitled to vote at the 2003 Annual Meeting.  Following is a summary of the results of the voting for the 2003 Annual Meeting:

Proposal	Votes For	Votes Against	Non-votes

Election of Director Steven M.Waszak	2,391,881	3,138

Election of Director Kimon Anemogiannis	2 391 906	3,113

Amendment of the Company’s certificate of incorporation to declassify the Company’s board of directors.	2,339,169	52,075	3,775

Amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 3,750,000 to 20,000,000 shares	2,324,774	67,498	2,747

Adoption of the SMTEK International, Inc. 2003 Equity Incentive Plan under which 450,000 shares of the Company’s common stock will be reserved for issuance	1,429,163	76,332	889,523

Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the fiscal year ending June 25, 2004	2,392,488	2,101	429

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

2.1	Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the SEC on January 20, 2004).

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer.

32.2	Section 906 Certification of Principal Financial Officer.

b.	Current reports on Form 8-K:

On October 1, 2003, we filed a current report on Form 8-K announcing our earnings for fiscal year 2003.

On October 7, 2003, we filed a current report on Form 8-K announcing that we had received written notice that we had met the requirements for continued listing on The Nasdaq SmallCap Market. We also announced the corresponding change in our Nasdaq trading symbol from “SMTIC” to “SMTI”.

On October 29, 2003, we filed a current report on Form 8-K announcing our financial results for the first fiscal quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 6, 2004	/s/ Kirk A. Waldron
Date	Kirk A. Waldron
Senior Vice President and Chief
Financial Officer (Principal
Financial Officer)