Form 10-Q
period 2004-03-31
SMTEK INTERNATIONAL INC
filed 2004-05-10
CIK 26987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the quarterly period ended:          MARCH 31, 2004

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number:  1-08101

SMTEK INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0213512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Science Drive, Moorpark, CA 93021
(Address of principal executive offices)

805-532-2800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒  No ☐

The registrant had 2,383,516 shares of Common Stock outstanding as of May 6, 2004.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share amounts)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$501	$583
Marketable securities	364	—
Accounts receivable, less allowance for doubtful accounts of $438 and $657, as of March 31,
2004 and June 30, 2003, respectively	13,030	11,096
Inventories	13,932	9,377
Prepaid expenses	1,061	446
Total current assets	28,888	21,502

Property, equipment and improvements, net of accumulated depreciation and amortization	5,071	5,541
Other assets, net	407	763
	$34,366	$27,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,515	$2,495
Accounts payable	15,656	9,598
Other accrued liabilities	3,332	3,708
Total current liabilities	20,503	15,801

Long-term liabilities:
Long-term bank line of credit payable	6,264	5,452
Long-term debt	4,098	5,675

Total liabilities	30,865	26,928

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding at March 31, 2004	475	—
Common stock, $.01 par value; 20,000,000 shares authorized; 2,383,516 and 2,284,343 issued and outstanding at March 31,2004 and June 30,2003	24	23
Additional paid-in capital	37,383	37,028
Accumulated deficit	(34,508)	(36,232)
Accumulated other comprehensive income	127	59
Total stockholders’ equity	3,501	878
	$34,366	$27,806

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Revenues	$22,556	$17,430	$63,380	$50,474
Cost of goods sold	20,168	15,510	56,098	46,122
Gross profit	2,388	1,920	7,282	4,352

Operating expenses:
Administrative and selling	1,860	2,216	5,922	7,906
Total operating expenses	1,860	2,216	5,922	7,906

Operating income (loss)	528	(296)	1,360	(3,554)

Non-operating income (expense):
Interest expense, net	(207)	(267)	(545)	(776)
Other income (expense), net	(170)	269	945	261
Total non-operating income (expense), net	(377)	2	400	(515)

Income (loss) from continuing operations before income tax	151	(294)	1,760	(4,069)
Income tax provision	3	—	40	6

Income (loss) from continuing operations	148	(294)	1,720	(4,075)

Loss from discontinued operations, net of tax	—	(756)	—	(1,300)

Income (loss) before cumulative effect of change in accounting principle	148	(1,050)	1,720	(5,375)
Cumulative effect of change in accounting principle	—	—	—	(420)
Net income (loss)	$148	$(1,050)	$1,720	$(5,795)

Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	(28)	71	(9)
Change in unrealized gain/(loss) on forward contracts	—	—	—	(72)
Comprehensive income (loss)	$146	$(1,078)	$1,791	$(5,876)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.13)	$0.69	$(1.79)
Loss from discontinued operations	—	(0.33)	—	(0.57)
Cumulative effect of change in accounting principle	—	—	—	(0.18)
Net income (loss) per share	$0.06	$(0.46)	$0.69	$(2.54)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.13)	$0.63	$(1.79)
Loss from discontinued operations	—	(0.33)	—	(0.57)
Cumulative effect of change in accounting principle	—	—	—	(0.18)
Net income (loss) per share	$0.05	$(0.46)	$0.63	$(2.54)

Shares used in computing basic and diluted earnings (loss) per share:
Basic	2,595	2,284	2,488	2,284
Diluted	2,912	2,284	2,721	2,284

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Income (loss) from continuing operations	$1,720	$(4,075)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,353	1,648
Gain on extinguishment of debt	(880)	—
Unrealized gain on marketable securities	(28)	—
Loss on sale of subsidiary	85	—
Equity securities received in settlement of claim against prior customer	—	(336)
Charge for leasehold abandonment	—	1,025
Write-off of leasehold improvements	—	370
Increase in accounts receivable	(2,563)	(3,143)
(Increase) decrease in inventories	(4,915)	484
Increase in accounts payable	6,132	1,996
(Decrease) increase in other accrued liabilities	(423)	1,316
Increase in other current assets	(488)	(33)
Cash provided by operating activities - discontinued operations	—	2,080
Net cash (used in) provided by operating activities	(7)	1,332

Cash flows from investing activities:
Capital expenditures	(941)	(756)
Capital expenditures - discontinued operations	—	(275)
Proceeds from sale of subsidiary	940	—
Net cash used in investing activities	(1)	(1,031)

Cash flows from financing activities:
Proceeds from bank lines of credit	812	2,625
Payments of long-term debt	(1,673)	(1,253)
Proceeds from the issuance of preferred stock	500	—
Costs related to new credit facility	(164)	—
Proceeds from the exercise of stock options	383	—
Cash outflows from financing activities - discontinued operations	—	(1,929)
Net cash used in financing activities	(142)	(557)

Effect of exchange rate changes on cash	68	(14)

Decrease in cash and cash equivalents	(82)	(270)

Cash and cash equivalents at beginning of period	583	816

Cash and cash equivalents at end of period	$501	$546

Supplemental cash flow information:
Interest paid	$598	$862

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2004 and 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SMTEK International, Inc. (the “Company,” “we,” “us” or “our”), headquartered in Moorpark, California, is an electronics manufacturing services (“EMS”) provider serving original equipment manufacturers (“OEMs”) in the medical, industrial instrumentation, telecommunications, security, financial services automation and aerospace and defense industries.  We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide high criticality, high reliability, high complexity segment of the EMS industry.

We have four wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK Moorpark), located in Moorpark, California; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company.  The loss on the sale of Jolt was approximately $85,000 and has been recognized for the nine months ended March 31, 2004 in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).  The results of operations of Jolt through the date of sale and for the nine months ended March 31, 2003 are included in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).  For further discussion, see Note 3.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements.  The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of results for the entire fiscal year ending June 30, 2004.

As permitted under applicable rules and regulations of the Securities and Exchange Commission, certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  Therefore, these condensed financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended

June 30, 2003, as filed with the Securities and Exchange Commission on September 25, 2003.

Marketable Securities

Our marketable securities consist of an investment in common stock of a public company which, for accounting purposes, is classified as trading securities.  Accordingly, the investment is marked to market quarterly with the change in value being recorded in the statement of operations.  For the three and nine months ended March 31, 2004, we recognized an unrealized gain (loss) on marketable securities of ($255,000) and $28,000, respectively.  Management’s intention is to sell off the shares of such public company over the next 12 months.

Restructuring Costs

In connection with the closure and transition of the Company’s San Diego facility in the second quarter of 2003, we incurred approximately $1.6 million in expenses consisting of severance costs of $287,000, write-off of leasehold improvements of $370,000 and accrual of remaining lease obligation of $4,011,000 less sublease income of $3,038,000.  All severance costs were paid out and, of the $973,000 lease-related commitments, $448,000 has been paid out, resulting in a reserve at March 31, 2004 of $525,000.

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

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide pro forma net income and pro forma earnings per share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.  In accordance with APB Opinion No. 25 and related interpretations, compensation expense would generally be recorded for fixed option grants only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  Accordingly, no compensation expense has been recognized for our employee stock option plans and award of options to non-employee directors.  Had compensation expense for stock-based awards been determined consistent with SFAS No.123, our results of operation would have been reduced to the unaudited pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003

Net income (loss) as reported	$148	$(1,050)	$1,720	$(5,795)

Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(204)	(99)	(538)	(297)

Pro forma net income (loss)	$(56)	$(1,149)	$1,182	$(6,092)

Pro forma earnings (loss) per share:
Earnings (loss) per share - basic	$(0.02)	$(0.50)	$0.48	$(2.67)
Earnings (loss) per share - diluted	$(0.02)	$(0.50)	$0.43	$(2.67)

For purposes of the pro forma disclosure under SFAS No. 123, the “fair value” of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004 and 2003:  dividend yield of 0.0% for all years; expected volatility of 120% and 100% for 2004 and 2003, respectively; risk-free interest rates ranging from 2.75% to 3.38% for 2004 and 2.24% to 3.11% for 2003, and expected lives of five years for both years.

The weighted average fair value of options granted during the nine months ended March 31, 2004 and 2003 was $4.98 and $1.19, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”.  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of the Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective October 9, 2003.  The adoption of this interpretation did not have an impact on the Company’s financial position or results of operations.

Accounting Period

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2003 fell on June 27, 2003.  In the accompanying condensed consolidated financial statements, the 2003 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation.  The actual interim periods ended on March 26, 2004 and March 28, 2003.

NOTE 2 – CHANGE IN ACCOUNTING PRINCIPLE

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

NOTE 3 – SALE OF SUBSIDIARY

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company.  The loss on the sale of Jolt was approximately $85,000 and has been recognized for the nine months ended March 31, 2004 in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).  The results of operations of Jolt through the date of sale and for the nine months ended March 31, 2003 are included in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Net assets of Jolt as of the sale date of January 9, 2004 consisted of the following (in thousands):

Current assets	$1,026
Property, equipment and improvements	58
Other assets	20
Current liabilities	(79)
Net assets	$1,025

There were no results of operations for Jolt in the current quarter ended March 31, 2004. Revenues were $1.7 million for the nine months ended March 31, 2004 and operating income was $109,000 for the nine months ended March 31, 2004.

NOTE 4 - DISCONTINUED OPERATIONS

On April 9, 2003, we sold 100% of the outstanding stock of our Northern Ireland facility, SMTEK Europe.  The purchaser also assumed all liabilities of SMTEK Europe.  The purchaser was a Northern Ireland investor group, which included a director from SMTEK Europe.

Accordingly, operating results for SMTEK Europe for the nine months ended March 31, 2003 have been presented in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) as discontinued operations, and are summarized as follows (in thousands):

Nine Months Ended March 31, 2003
Net sales	$6,277
Cost of goods sold	(6,542)
Operating expenses	(867)
Other income (expense), net	(168)
Loss from discontinued operations, net of tax	$(1,300)

Net assets of SMTEK Europe as of the sale date of April 9, 2003 consisted of the following (in thousands):

Current assets	$3,516
Property, equipment and improvements	1,486
Current liabilities	(5,312)
Long-term debt	(65)
Net liabilities	$(375)

NOTE 5 – EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and participating preferred shares on an as converted basis outstanding during the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings (losses).

Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is dilutive, of our outstanding employee stock options, the 8-1/2% Convertible Subordinated Debentures (that are convertible into 4,988 shares of common stock at $212.50 per share of common stock) and warrants to purchase 15,000 shares of common stock at $7.95 per share.  The following is a summary of the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net income (loss)	$148	$(1,050)	$1,720	$(5,795)

Weighted average shares:
Basic weighted average number of common shares outstanding	2,594,527	2,284,343	2,487,818	2,284,343
Dilutive effect of outstanding common stock equivalents	317,337	—	233,601	—
Diluted weighted average number of common shares outstanding	2,911,864	2,284,343	2,721,419	2,284,343
Earnings (loss) per share - basic	$0.06	$(0.46)	$0.69	$(2.54)
Earnings (loss) per share - diluted	$0.05	$(0.46)	$0.63	$(2.54)

Options to purchase approximately 18,542 shares of common stock at prices ranging from $8.36 to $10.00 that were outstanding at March 31, 2004, are not included in the computation of diluted earnings per share for the three months ended March 31, 2004, because the exercise prices of these options were greater than the average market price of our common stock.  Options to purchase approximately 197,884 shares of common stock at prices ranging from $5.78 to $10.00 that were outstanding at March 31, 2004, are not included in the computation of diluted earnings per share for the nine months ended March 31, 2004, because the exercise prices of these options were greater than the average market price of our common stock.  Warrants to purchase 15,000 shares of common stock at $7.95 per share which were outstanding at March 31, 2004, are not included in the computation of diluted earnings per share for the nine months ended March 31, 2004, because the exercise price of these warrants was greater than the average market price of our common stock.  Because we had a net loss for the three and nine months ended March 31, 2003, there were no common stock equivalents that had a dilutive effect on earnings per share.  However, if we had reported net income rather than a loss for the three and nine months ended March 31, 2003, the additional diluted shares outstanding would have been 6,430 and 4,145 shares for the three and nine months ended March 31, 2003, respectively.  Further, options to purchase approximately 613,900 shares of common stock at prices ranging from $1.05 to $10.00 that were outstanding at March 31, 2003, would not have been included in the computation of diluted earnings per share for the three and nine months ended March 31, 2003, because the exercise price of these options and warrants were greater than the average market price of our common stock.

Convertible subordinated debentures aggregating $1,060,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity, were outstanding during the three and nine months ended March 31, 2004 but were not included in the computation of diluted earnings per share because the conversion price was greater than the average market price of the common stock.  Convertible subordinated debentures aggregating $1,580,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity were outstanding during the three and nine months ended March 31, 2003 but were not included in the computation of diluted earnings per share because we had a net loss and because the conversion price was greater than the average market price of the common stock.

NOTE 6 - INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2004	June 30, 2003
Raw materials	$8,445	$5,810
Work in process	5,192	3,298
Finished goods	295	269
Total inventories	$13,932	$9,377

Note 7 – PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

	March 31, 2004	June 30, 2003
Buildings and improvements	$1,475	$1,450
Plant equipment	12,719	13,075
Office and other equipment	1,602	1,581
Less accumulated depreciation and amortization	(10,725)	(10,565)
Total property, equipment and improvements	$5,071	$5,541

NOTE 8 – CREDIT AGREEMENTS AND DEBT RESTRUCTURING

At March 31, 2004, as one component of our credit facility, we have a $10 million working capital line collateralized by accounts receivable, inventory and equipment for our domestic operating units that matures September 19, 2006.  Borrowings under the working capital line bear interest, at our option, at either the bank’s prime rate (4.0% at March 31, 2004) plus 1.0% or a Libor-base rate (1.125% at March 31, 2004) plus 3.75%.  At March 31, 2004, borrowings under our working capital line amounted to $6.3 million and the effective weighted average interest rate was 4.91%.  Borrowings under our working capital line at March 31, 2004 have been classified as long-term.  In addition, in September 2003 we borrowed $1 million on our term credit facility, the second component of our credit facility.  This advance has a maturity date of September 19, 2006 and bears interest, at our option, at either the bank’s prime rate (4.0% at March 31, 2004) plus 1.0% or a Libor-base rate (1.125% at March 31, 2004) plus 3.75%.  At March 31, 2004, the balance outstanding was $833,000 and the effective interest rate was 4.89%.  The third component of our credit facility, the capital expenditure credit facility of $1 million, will be used to finance our capital expenditures.  Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate or, at our option, at a fixed rate equal to the Libor rate plus 3.75%.  There were no borrowings under the capital expenditure credit facility as of March 31, 2004.  We were in compliance with all covenants on the above credit facilities at March 31, 2004.

Also during the nine months ended March 31, 2004, we settled obligations to former officers, employees and directors under consulting and deferred fee agreements by paying approximately $440,000 and fully retiring $972,000 in debt resulting in a $532,000 gain from extinguishment of debt.  We also reached settlement with certain subordinated debt holders by paying an aggregate of $172,000 to fully retire an aggregate of $520,000 in debt resulting in a $348,000 gain from extinguishment of debt.  The aggregate $880,000 gain on extinguishment of debt is a component of other income (expense), net in the unaudited condensed consolidated statements of operations.

NOTE 9 – PREFERRED STOCK

In September 2003, we sold in a private placement 250,000 shares of convertible Series A Preferred Stock at $2.00 per share for gross offering proceeds of $500,000.  The shares are convertible into common stock initially on a one-to-one basis and are redeemable, solely at the Company’s option, at 1.5 times the purchase price after 180 days from the date of issuance.  Holders of Series A Preferred Stock have voting rights equal to holders of common stock on an as converted basis and enjoy a liquidation preference to any junior stock whereby preferred holders receive 1.5 times their initial investment plus any accrued dividends before any distributions to junior stockholders.  Preferred holders are entitled to receive, on January 1 of each year, out of any assets legally available therefor, payable when, as and if declared by the Board, prior and in preference to any declaration or payment of any dividend on Junior Securities, dividends at the rate of 9% of the Purchase Price plus any accrued an unpaid dividends per annum.  Such dividends shall accrue annually in arrears whether or not declared by the Board of Directors and shall be cumulative.  If the Company declares and pays dividends or distributions on common stock then the holders of shares of Series A Preferred Stock are entitled to share in such dividends or distributions on a pro rata basis as if their shares had been converted into shares of common stock.  Dividends accrued on the preferred stock amounted to $26,000 at March 31, 2004.

NOTE 10 – GEOGRAPHIC INFORMATION

We operate in a single business segment – the EMS industry.  Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Revenues:
United States	$20,132	$15,973	$56,270	$47,331
Thailand	2,424	1,457	7,110	3,143
Total revenues	$22,556	$17,430	$63,380	$50,474

	March 31, 2004	June 30, 2003
Long-lived assets:
United States	$4,537	$5,324
Thailand	534	217
Total long-lived assets	$5,071	$5,541

NOTE 11 – SUBSEQUENT EVENT

On May 6, 2004, we finalized a Credit Facility Agreement between SMTEK International Thailand Company Limited (our Thailand subsidiary) and BankThai Public Company Limited and an unconditional guarantee by SMTEK International, Inc. for the purpose of funding the growth and expansion of our Thailand facility.  The credit facility includes a $725,000 mortgage loan for the purchase of the building and land at our Thailand facility.  The mortgage has a seven year term with an initial interest rate of 5.75%, based on Thailand Prime Rate, and a monthly payment of approximately $9,000.  The Credit Facility Agreement also includes a $440,000 construction loan for the expansion of the Thailand facility.  The construction loan has a 78 month term with interest at Thailand Prime Rate and a monthly payment of approximately $5,000.  The Credit Facility Agreement also includes a working capital line of approximately $500,000 with interest at Thailand Prime rate, a one year term and it is secured by all the assets of the Thailand facility.  All liabilities and obligation under the Credit Facility are denominated in Baht, the currency of Thailand.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “the Company”, “SMTEK”, “we”, “our”, or “us” mean SMTEK International, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, seasonality, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, our ability to take advantage of our restructuring to improve utilization and realize savings, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Factors that May Affect our Results” below, as well as in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we do not intend to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents, if any, that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

FACTORS THAT MAY AFFECT OUR RESULTS

The following factors update certain risk factors identified in our 2003 Annual Report on Form 10-K which was filed with the SEC on September 25, 2003.  We direct readers to the documents we file with the SEC, including our most recent Reports on Forms 10-K, 10-Q and 8-K, each as it may be amended from time to time, for a more complete description of important risk factors affecting our Company.

Our Industry is Characterized by Low Profit Margins.

Competition in the EMS industry is primarily driven by price often resulting in lower profit margins for EMS providers. In this regard, customers have sought and continue to seek price reductions.  In addition, designing and manufacturing products for new customers can result in higher costs and lower profit margins than we typically experience with our established customers since initial production runs do not reflect full production efficiencies.  Unless we successfully achieve further material cost reductions, efficiencies and productivity gains, we may experience a material adverse effect on our operating results and our financial condition.  There can be no assurance, however, whether reductions in materials costs will be effective or adequate to compensate for such price reductions or that we will be successful in furthering efficiencies and productivity gains.

The Loss of Any One of Our Larger Customers May Adversely Affect Our Results and Financial Condition.

Sales to three customers accounted for 12.1%, 11.5% and 10.1% of revenues in the nine months ended March 31, 2004.  The loss of one or more of our larger customers, or a significant reduction in sales to any of our major customers, could have an adverse effect on our business, results of operations and financial condition.

Our Liquidity is Currently Limited and Our Debt Profile May Change and May Affect Our Operations and Financial Condition.

Our cash is currently limited, and, at March 31, 2004, our debt-to-equity ratio, excluding bank letter of credit classified as long-term, was 1.6 to 1.00.  Although our debt load recently decreased and we have taken certain cost reduction measures, several factors, including but not limited to, a continued prolonged economic downturn, capital investment to increase production, acquisitions of other EMS companies or our inability to move the Company toward profitability, may significantly change our debt profile, resulting in an increase in debt to a point that over-extends our cash-flow capacity.  Also, under such circumstances, we may have future capital requirements and our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unavailable or unattractive to us.  Any of these events or conditions could have a material adverse effect on our business, financial condition and results of operations.

Our Lines of Credit Contain Certain Financial Covenants That Must Be Met.

In September 2003, we entered into a new domestic credit facility (See Note 8 to the unaudited condensed consolidated financial statements for a more detailed discussion of the new credit facility).  This new credit facility matures September 19, 2006 and includes certain covenants that we are required to comply with.  On May 6, 2004, we entered into a new Thailand credit facility (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – New Thailand Credit

Facility”). In the event of default under our line of credit agreements, any and all outstanding borrowings could become immediately due and payable which would likely create significant operating and financial restrictions on us, further causing an adverse effect upon our business, operating results and financial condition.

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

The Expansion of our Foreign Facility in Thailand May Not Proceed as Planned and Cost Overruns or Delays May Have a Negative Impact on Our Operating Results.

We are beginning a process of expanding our facility in Thailand and are also transitioning certain production from the Moorpark facility to the Thailand facility.  If the expansion faces significant delays or if we do not effectively transition production to make efficient use of the increased capacity, our fixed costs could increase as a percentage of revenues.  Cost overruns in the expansion process could also negatively impact our operating results and financial condition.

The Reserve Established for the Closure and Transition of Our San Diego Facility Was Based on Estimates and, Therefore, May Not Fully Represent All Future Costs For That Facility.

In the second quarter of fiscal 2003, we established a reserve for future costs related to the closure and transition to Moorpark of our San Diego facility.  In estimating these future costs, we considered the cost of our lease obligation net of estimated future proceeds from subleasing the facility.  If the facility were to be vacant for an extended period of time during the remaining term of the lease, we may be required to increase the reserve and this could negatively impact our operating results and financial condition.

DESCRIPTION OF THE BUSINESS

We are an electronics manufacturing services (“EMS”) provider to original equipment manufacturers (“OEMs”) in the medical, industrial instrumentation, telecommunications, security, financial services automation and aerospace and defense industries.  We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide high criticality, high reliability, high complexity segment of the EMS industry.

We have four wholly-owned subsidiaries:  SMTEK, Inc. (dba SMTEK Moorpark), located in Moorpark, California; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company.  The loss on the sale of Jolt was approximately $85,000 and has been recognized for the nine months ended March 31, 2004 in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).  The results of operations of Jolt through the date of sale and for the nine months ended March 31, 2003 are included in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in its customers’ production requirements, which was consistent with the overall global economic downturn. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Our restructuring activities included reductions in workforce, closure and re-sizing of certain facilities and the transition of certain facilities into new customer development sites. Additionally, we have made concentrated efforts to diversify our customer base through organic growth. Industry revenues have slowly increased over the last year as customer production requirements generally began to stabilize.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to receivables not expected to be collected from our customers. This allowance is based on management’s assessment of specific customer balances, considering the age of receivables and financial stability of the customer. If there is an adverse change in the financial condition of our customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

Inventory Valuation

We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. Management regularly assesses inventory valuation based on current and forecasted usage and other lower of cost or market considerations. If actual market conditions or our customers’ product demands are less favorable than those projected, additional valuation adjustments may be necessary.

Long-Lived Assets

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy.

Restructuring and Impairment Charges

We recognized restructuring and impairment charges in fiscal year 2003 related to reductions in workforce, re-sizing and closure of facilities. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 1 — “Description of Business and Basis of Presentation - Restructuring Costs” and Note 2 — “Change in Accounting Principle” to the Consolidated Financial Statements.

RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED MARCH 31, 2004

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2003 fell on June 27, 2003.  In the accompanying condensed consolidated financial statements, the 2003 fiscal year end is shown as June 30 and the interim period end for both years is shown as March 31 for clarity of presentation. The actual interim periods ended on March 26, 2004 and March 28, 2003.

Revenues

(dollars in thousands)

	Three Months Ended March 31			Nine Months Ended March 31
	2004		2003	2004		2003
Revenues	$22,556		$17,430	$63,380		$50,474
Percentage Increase		29.4%			25.6%

The increase in revenues primarily represents stronger demand from existing programs.  We experienced continuing strong demand particularly in the medical, industrial instrumentation, telecommunications and security industries.  Revenues attributable to new customers represent approximately 8%

of the total revenue increase and occurred most significantly in the medical and security industries.

Gross profit

(dollars in thousands)

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Gross Profit	$2,388	$1,920	$7,282	$4,352
Gross Margin	10.6%	11.0%	11.5%	8.6%

The fluctuations in the Company’s gross profit margin for the three and nine month periods are the result of a number of factors including labor cost and overhead efficiencies, customer mix, increased capacity utilization and component pricing.  The increase in gross profit margin for the nine month period of fiscal 2004, as compared to the nine month period in fiscal 2003, is largely attributable to the decrease in excess capacity which resulted from the closure and subsequent transition of the San Diego facility and the sale of our European manufacturing facility in the prior year.  The relatively flat gross margin for the comparable three month periods ended March 31 resulted from an increase in material cost as a percentage of sales counteracting our improved variable and fixed cost margins related to better utilization of excess capacity.  We cannot be sure that our capacity utilization will remain at its current level and any decrease in revenues with the resultant under-utilization of capacity could negatively impact our gross profit margin.

Administrative and selling expense

(dollars in thousands)

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Administrative and selling expense	$1,860	$2,216	$5,922	$7,906
Percent of sales	8.2%	12.7%	9.3%	15.7%

Expenses related to closure of San Diego facility				$(1,630)
Nine months ended March 2003 as adjusted				$6,276
				12.4%

Administrative and selling expenses have decreased as a percentage of sales as we continue to closely monitor our expenditures even as sales volume increases.  (Note that the $1.6 million restructuring costs related to the closure and transition of our San Diego facility in the second quarter of fiscal 2003 consisted of severance cost of $287,000, write-off of leasehold improvements of $370,000 and accrual of remaining lease obligation of $4,011,000 less sublease income of $3,038,000.)

Interest expense

(dollars in thousands)

	Three Months Ended March 31			Nine Months Ended March 31
	2004		2003	2004		2003
Interest expense	$207		$267	$545		$776
Percentage reduction		22.5%			29.8%

The decrease in interest expense was the result of lower levels of debt outstanding during the three and nine months ended March 31, 2004 as compared to the three and nine months ended March 31, 2003.  The reduction in debt included the settlement of approximately $1.5 million of obligations at a discount (see Note 8 to the Unauditied Condensed Consolidated Financial Statements).

Other income (expense)

(dollars in thousands)

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Other income (expense)	$(170)	$269	$945	$261

Other expense of $170,000 for the three months ended March 31, 2004 consists primarily of an unrealized loss on marketable securities classified as trading securities of $255,000 offset by a gain on extinguishment of debt of $63,000 and other income of $22,000.  During the nine months ended March 31, 2004, we recognized a gain on extinguishment of debt of $880,000, an unrealized gain on marketable securities classified as trading securities of $28,000, a currency transaction gain of $85,000 and other income of $37,000, offset by the loss on the sale of our Florida subsidiary of $85,000.  Other income for the three and nine months ended March 31, 2003, consists primarily of a gain on the extinguishment of debt of $175,000 and income of $96,000 from the settlement of contingent liabilities.

Income tax provision

(dollars in thousands)

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Income tax provision	$3	$—	$40	$6

The income tax provision is primarily related to state franchise taxes.

Net income (loss)

(dollars in thousands)

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2003	2004	2003
Net income (loss)	$148	$(1,050)	$1,720	$(5,795)

Our net income increases are primarily attributable to higher revenues and control of our expenses.  As discussed above under the heading “Other income (expense)”, there were also certain non-recurring items contributing to net income for the nine months ended March 31, 2004, most significantly, a $880,000 gain on extinguishment of debt. This gain is non-recurring.  In addition, we cannot assure that we will maintain our current revenue and gross profit margin levels.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, which amounted to $501,000 at March 31, 2004, and amounts available under our bank lines of credit, which provided approximately $3.7 million of availability in excess of current borrowings at March 31, 2004.

Current assets, current liabilities and long-term debt

The following table sets forth certain debt and liquidity measurements (dollars in thousands):

	At March 31, 2004	At June 30, 2003

Working capital	$8,385	$5,701
Long-term borrowings, including current portion	$5,613	$8,170
Ratio of current assets to current liabilities	1.41	1.36

The increase in the working capital and decrease in debt are related to our improved earnings as well as the settlement of certain debt obligations as described below.  The outstanding balance of our bank line of credit, classified as long-term, increased by $812,000 during the first nine months of fiscal 2004.

During the nine months ended March 31, 2004, we settled obligations to former officers, employees and directors under consulting and deferred fee agreements by paying approximately $440,000 and fully retiring $972,000 in debt resulting in a $532,000 gain from extinguishment of debt.  We also reached settlement with certain sub-debt holders by paying an aggregate of $172,000 to fully retire an aggregate of $520,000 in debt resulting in a $348,000 gain from extinguishment of debt.  During the current quarter ended March 31, 2004, we also paid approximately $190,000 as accelerated payoff of several equipment notes with interest rates of 5.4% to 8.9%.

Cash flows provided by /(used for):

The following table sets forth, for the periods indicated, selected consolidated cash flow information (dollars in thousands):

	Nine Months Ended March 31
	2004	2003
Operating Activities	$(7)	$1,332
Investing Activities	(1)	(1,031)
Financing Activities	(142)	(557)
Effect of exchange rate changes on cash	68	(14)
Net (decrease) increase in cash and cash equivalents	$(82)	$(270)

March 2004 revenues resulted in a significant increase in accounts receivable for the nine months ended March 31, 2004.  In addition, our inventories are higher in preparation for our fourth quarter production.  An increase in accounts payable did not entirely compensate for these uses of operating funds and the $1.7 million in income from continuing operations before depreciation and amortization of $1.4 million was partially offset by the non-cash gain on extinguishment of debt of $880,000.  Although inventory levels are higher compared to 2003, inventory turns have improved due to increased revenue.

Net cash used in investing activities for the nine months ended March 31, 2004 includes capital expenditures of $941,000.  In addition to ongoing upgrades to manufacturing and computer equipment, approximately $354,000 of the capital equipment investment is attributable to equipment upgrades in our Thailand facility.  Investing activities also include proceeds of $940,000 from the sale of our Florida subsidiary.

The most significant use of funds for financing purposes was the repayment of debt as described in more detail above and in Note 8 to the Unaudited Condensed Consolidated Financial Statements.  In-flows included borrowing against our bank line of credit at a lower rate than the debt retired, proceeds from the first quarter issuance of preferred stock and proceeds from the exercise of stock options.

New Thailand credit facility

Subsequent to March 31, 2004, on May 6, 2004, we finalized a Credit Facility Agreement between our subsidiary SMTEK International Thailand Limited (“SMTEK Thailand”) and BankThai Public Company Limited and we unconditionally guaranteed SMTEK Thailand’s liabilities and obligations under the Credit Facility Agreement for the purpose of funding the growth and expansion of our Thailand facility.  The credit facility includes a $725,000 mortgage loan for the purchase of the building and land at our Thailand facility.  The mortgage has a seven year term with an initial interest rate of 5.75%, based on Thailand Prime Rate, and a monthly payment of approximately $9,000.  The Credit Facility Agreement also includes a $440,000 construction loan for the expansion of the Thailand facility.  The construction loan has a 78 month term with interest at Thailand Prime Rate and a monthly payment of approximately $5,000.  The Credit Facility Agreement also includes a working capital line of approximately $500,000 with interest at Thailand Prime rate, a one year term and it is secured by all the assets of the Thailand facility.  All liabilities and obligations under the Credit Facility are denominated in Baht, the currency of Thailand, and therefore the above estimates fluctuate with changes in the Baht exchange rate.

Wells Fargo credit facility and other liquidity and capital resources issues

In September 2003, we entered into a new long-term credit facility.  This new credit facility consists of a $10 million working capital line, a term credit facility in the amount of up to $1.0 million and a capital expenditure facility of $1.0 million.  The $10 million working capital line is collateralized by accounts receivable, inventory and equipment and matures September 19, 2006.  Borrowings under the working capital line bear interest, at our option, at either the bank’s prime rate (4.0% at March 31, 2004) plus 1.0% or a Libor-base rate (1.125% at March 31, 2004) plus 3.75%.  At March 31, 2004, borrowings under our working capital line amounted to $6.3 million and the effective weighted average interest rate was 4.91%.  Borrowings under our working capital line at March 31, 2004 have been classified as long-term.  In addition, in September 2003 we borrowed $1 million on our term credit facility, the second component of our credit facility.  This advance has a maturity date of September 19, 2006 and bears interest, at our option. at either the bank’s prime rate (4.0% at March 31, 2004) plus 1.0% or a Libor-base rate (1.125% at March 31, 2004) plus 3.75%.  At March 31, 2004, the balance outstanding was $833,000 and the effective interest rate was 4.89%.  The third component of our credit facility, the capital expenditure credit facility of $1 million, will be used to finance our capital expenditures.  Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate or, at our option, at a fixed rate equal to the Libor rate plus 3.75%.  There were no borrowings under the capital expenditure credit facility as of March 31, 2004.  We were in compliance with all covenants on the above credit facilities at March 31, 2004 and as of the date of this filing on Form 10Q.

We anticipate that we may incur additional capital expenditures of as much as $300,000 during the remainder of fiscal 2004, primarily to improve production efficiency at all our subsidiaries.  A substantial portion of these capital expenditures are expected to be financed by our new line of credit or other notes and leases payable.

We previously recorded a liability for a federal tax assessment, including accrued interest, of $2.5 million per a December 2001 settlement with the Appeals division of the IRS.  We finalized a payment plan in July 2003 and at March 31, 2004, the note payable to the IRS is $2.1 million, payable in monthly installments of $45,000 through July 2008.

Management believes that our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations for at least the next 12 months.  Long term, however, if economic conditions weaken for an extended period of time or if we are unable to maintain profitability, we may have to obtain additional debt or equity financing.  There can be no assurance that we will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to us.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51”.  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of the Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is effective October 9, 2003.  The adoption of this Interpretation did not have an impact on the Company’s financial position or results of operations.

ENVIRONMENTAL MATTERS

Since the early 1990s, we have been and continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California.  One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility.  Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord.  There is no environmental insurance coverage for this remediation.  At March 31, 2004, we reserved $421,000 for future remediation costs.  Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site.  However, the future actual remediation costs could differ significantly from the estimate.  Further, our portion could potentially exceed the amount of our reserve.  Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition, results of operations and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt.  At March 31, 2004, the carrying amount of long-term debt (including current portion thereof but excluding bank lines of credit) was $5.6 million and the fair value was $5.1 million.  The carrying values of our other financial instruments approximated their fair values.  The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues.  A change in interest rates of one percent would result in an annual impact on interest expense of approximately $120,000.

It is our policy not to enter into derivative financial instruments for speculative purposes.  We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business.  These commitments are generally for terms of less than one year.  The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge.  Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges.  Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133, as amended by FAS 149, are recognized as assets or liabilities with gains or losses recognized in current results of operations.  At March 31, 2004, we had no forward foreign currency contracts.

Our operations include investments in a foreign operating unit.  Our foreign subsidiary represents approximately 11% of our revenues and 9% of our total assets.  As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.

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

There was no change in our internal control over financial reporting during our third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitation on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.                        OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

In the ordinary course of business, we experience various types of claims that sometimes result in litigation or other legal proceedings.  We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.

ITEM 2.                             CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 1, 2004, we agreed to issue a warrant to purchase 15,000 shares of our Common Stock at an exercise price of $7.95 per share to one entity, Silverman Heller Associates.  The warrant becomes exercisable on and after May 1, 2005 and expires on April 1, 2010.  In issuing the warrants, we relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

2.1	Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the SEC on January 20, 2004).

10.1	Credit Facility Agreement, dated May 6, 2004, by and between

BankThai Public Company Limited and SMTEK International (Thailand) Company Limited.

10.2	Guarantee Agreement, dated May 6, 2004, by and between BankThai Public Company Limited and SMTEK International, Inc.

31.1	Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

b.  Current reports on Form 8-K:

On January 20, 2004, we filed a current report on Form 8-K announcing that we sold our Florida facility, Jolt Technology, Inc.

On February 10, 2004, we filed a current report on Form 8-K announcing our financial results for the second fiscal quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2004	/s/ Kirk A. Waldron
Date	Kirk A. Waldron
Senior Vice President and Chief Financial Officer (Principal Financial Officer)