Form 10-K
period 2004-06-25
SMTEK INTERNATIONAL INC
filed 2004-09-02
CIK 26987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2004

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 1-08101

SMTEK INTERNATIONAL, INC.

Exact Name of Registrant as Specified in Its Charter

DELAWARE	33-0213512
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification)

200 Science Drive, Moorpark, CA 93021
(805) 532-2800

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant based on the closing price as reported by The Nasdaq SmallCap Market on December 26, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,155,072. The registrant had 2,690,995 shares of Common Stock outstanding as of August 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates certain information by reference from our Proxy Statement for our 2004 Annual Meeting of Stockholders, which will be filed within 120 days after the end of our fiscal year.

PART I

Item 1.  BUSINESS

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING EXHIBITS HERETO, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, MADE IN THIS ANNUAL REPORT, INCLUDING STATEMENTS REGARDING THE COMPANY’S PROSPECTS AND FUTURE RESULTS OF OPERATIONS OR FINANCIAL CONDITION, ARE FORWARD-LOOKING. THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY IDENTIFIED BY THE WORDS “ANTICIPATES”, “BELIEVES”, “EXPECTS”, “INTENDS”, “FORECASTS”, “PLANS”, “FUTURE”, “STRATEGY”, OR WORDS OF SIMILAR MEANING. FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT’S CURRENT EXPECTATIONS, PLANS OR PROJECTIONS AND ARE INHERENTLY UNCERTAIN. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SEC, REPORTS TO THE COMPANY’S STOCKHOLDERS, AND OTHER PUBLIC STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, INCLUDING THOSE DESCRIBED BELOW IN PART I, “COMPANY RISK FACTORS,” AND IN OTHER DOCUMENTS THE COMPANY HAS FILED AND FILES, FROM TIME TO TIME, WITH THE SEC, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. THE FORWARD-LOOKING STATEMENTS EXPRESSED HEREIN ARE BASED UPON MANAGEMENT’S BEST ESTIMATES, CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS AND SPEAK ONLY AS OF THE TIME SUCH STATEMENTS ARE MADE. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WE DO NOT INTEND TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. AS A RESULT, READERS ARE CAUTIONED NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS THAT SPEAK ONLY AS OF THE DATE OF THIS REPORT.

GENERAL

SMTEK International, Inc. (the “Company,” “we,” “us” or “our”), a Delaware corporation, is an electronics manufacturing services (“EMS”) provider to original equipment manufacturers (“OEMs”) in the medical, industrial instrumentation, telecommunications, security, financial services automation and aerospace and defense industries, including integrated solutions across the entire product life cycle, from design to manufacturing to end-of life service, for the worldwide high criticality, high reliability, high complexity segment of the EMS industry.

We have four wholly owned operating subsidiaries:  SMTEK, Inc. (aka SMTEK Moorpark), located in Moorpark, California; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

We were incorporated in California in 1959 and were reincorporated in Delaware in 1986. We changed our name from Data-Design Laboratories, Inc. to DDL Electronics, Inc. in December 1993, and in October 1998 we changed our name to SMTEK International, Inc. Our executive office is currently located at 200 Science Drive, Moorpark, California 93021, telephone (805) 532-2800. Our internet address is www.smtek.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, are available, free of charge, as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Our SEC reports as well as our Code of Ethics and Conduct, can be accessed through the investor relations section of our web site. The information found on our web site is not part of this or any other report of ours filed with or furnished to the SEC.

On August 31, 2004, our current Chief Executive Officer and President, Edward J. Smith, announced that he is resigning from his executive officer positions effective September 20, 2004.  Mr. Smith will continue to serve as a member of our Board of Directors.  Our Board of Directors has designated Kirk A. Waldron, our Senior Vice President and Chief Financial Officer, to serve as our interim President.  We do not anticipate that this change will materially adversely affect our business.

Basis of Presentation

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30 which, for fiscal years 2004, 2003 and 2002, fell on June 25, June 27, and June 28, respectively. In the accompanying consolidated financial statements, the fiscal year-end for all years is shown as June 30 for clarity of presentation. Fiscal years 2004, 2003 and 2002 each consisted of 52 weeks.

Certain Business Developments

On October 24, 2001, we completed a transaction to purchase certain assets, but not assume any liabilities, of Century Electronics Manufacturing, Inc. (“Century”), an EMS company that filed for bankruptcy protection. As part of this transaction, we also purchased substantially all of the common stock of Century’s subsidiary in Thailand. The aggregate purchase price of this transaction was approximately $3.2 million.

On November 19, 2002 we announced that we were consolidating our San Diego facility into our other California operations in Moorpark and Santa Clara. This transition was completed by March 31, 2003.

On April 9, 2003, we sold our facility in Northern Ireland. The sale is shown in our audited financial statements as a discontinued operation. The loss from discontinued operations in 2003 was $1.3 million, net of taxes, and the net gain on the sale was $106,000.

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash. The loss on the sale of Jolt was approximately $85,000 which was recognized in the year ended June 30, 2004.

INDUSTRY OVERVIEW

Electronics Manufacturing Services (EMS) Industry

SMTEK operates in a single business segment, the EMS industry. The EMS industry can be classified into two general segments: high-volume/low complexity and low-to-medium volume/high complexity. We focus on the low-to-medium volume/high complexity market. Competition in this market is highly fragmented and intense. Customer bases tend to be highly concentrated, with two or three customers typically accounting for a significant portion of an EMS provider’s total revenue. By contrast, our top five customers represented less than 50% of our revenues in fiscal 2004.

Two principal assembly techniques are employed in the EMS industry: surface mount technology (“SMT”), which accounts for the majority of manufacturing; and through-hole technology. We believe that the low-to-medium volume/high complexity EMS market is continuing to move toward SMT as the preferred manufacturing technique, due in part to the fact that semiconductors have continued to shrink in size, which tightens manufacturing tolerances and necessitates the use of automation for efficient production. Our production processes are predominantly SMT.

Description of EMS Products and Services

Production of electronic assemblies for a customer is only performed when a firm order is received and accepted. Electronic assemblies are produced based on one of two general methods: either “turnkey” (where we provide all materials, labor and equipment associated with producing the customers’ product) or “consigned” (where we provide only labor and equipment for manufacturing electronic assemblies and the customer provides the materials).

Our EMS operations provide both turnkey and consignment electronics manufacturing services using surface mount and through-hole interconnection technologies. We conduct our domestic business through our facilities in Moorpark, Marlborough and Santa Clara and our foreign business, SMTEK International Thailand Limited subsidiary in Ayutthya, Thailand. Our EMS operations do not fabricate any of the components used in these processes.

The materials procurement element of our turnkey services consists of the planning, purchasing, expediting, warehousing and financing of the components and materials required to assemble a board-level or system-level assembly. Customers have increasingly required us and other EMS providers to purchase some or all components directly from component manufacturers or distributors and to finance the components and materials. The distribution network for components and materials is comprised of many distributors and provides us with multiple sources for our raw materials. We have consignment programs with six distributors of components and the two largest of these distributors house consignment warehouses within our facility. These consignment programs and warehouses increase the likelihood of procuring components in a reasonable timeframe to meet our manufacturing schedule.

Customers usually incur costs in establishing a relationship with an EMS provider and there is a learning curve for both the customer and the EMS provider in terms of producing the product, redesigns and refinements of products. Once a relationship is established, we believe that customers experience difficulty in expeditiously and effectively reassigning a turnkey project to a new assembler or in taking on the project themselves. Providing a high level of quality and service to our customers has been a positive contributing factor in the retention and expansion of business with established customers. The relative difficulty for customers to change EMS providers also tends to limit our ability to attract and recruit new customers away from their existing EMS providers or from in-house assembly operations.

MARKETS AND CUSTOMERS

Our sales and the percentage of our consolidated sales to the principal end-user markets we serve for the last three fiscal years are as follows (dollars in thousands):

	Year ended June 30,
Markets	2004		2003		2002
Industrial instrumentation	$23,707	25.4%	$16,380	23.2%	$18,201	28.2%
Medical	22,185	23.8	22,119	31.3	22,712	35.2
Telecommunications	13,125	14.1	6,868	9.7	12,043	18.7
Security	11,754	12.6	6,993	9.9	1,461	2.3
Aerospace and defense	8,579	9.2	5,807	8.2	7,124	11.0
Consumer	6,666	7.1	5,147	7.3	876	1.4
Computers	2,596	2.8	2,895	4.1	703	1.1
Other	4,671	5.0	4,514	6.3	1,438	2.1
Total	$93,283	100%	$70,723	100%	$64,558	100.0%

Our revenues from external customers attributed to the U.S. were $88.0 million, $66.7 million and $63.2 million for our fiscal years 2004, 2003 and 2002, respectively. Our revenues from external customers attributable to other countries, which consisted of revenues from a single external customer located in Thailand, were $5.3 million, $4.0 million and $1.4 million for our fiscal years 2004, 2003 and 2002, respectively.

See Note 12 to the consolidated financial statements for additional information on our revenues and long-lived assets by geographical area.

The following table includes net sales to major customers as a percentage of consolidated net sales for the last three fiscal years. Our customer base is primarily domestic and we have no customers outside of the United States that represented 10% or more of our total revenues in the past three fiscal years.

	Year ended June 30,
Major Customers	2004	2003	2002
Hass Automation, Inc.	12.7%	11.0%	*
Occam Networks, Inc.	11.1%	*	*
Philips Medical Systems	*	16.7%	14.8%
Medtronic MiniMed, Inc.	*	*	17.3%

*                    less than 10%

We market our EMS services through both direct sales personnel and through independent sales representatives. Our marketing strategy is to develop close relationships with, and to increase sales to, certain existing and new major OEM customers. This includes becoming involved at an early stage in the design of these customers’ new products. We believe this strategy is necessary to keep abreast of rapidly changing technological needs and to develop new EMS processes, so as to enhance our EMS capabilities and our position in the industry. As a result of this strategy, however, fluctuations experienced by one or more of our customers in demand for their products may have adverse effects on our sales and profitability. (See “Risk Factors That May Affect Our Business and Results Of Operations”).

BACKLOG

At June 30, 2004, 2003 and 2002, our backlog was $44.0 million, $29.5 million and $40.1 million, respectively. Backlog is comprised of orders believed to be firm for products that have scheduled shipment dates within the next six to twelve months. We expect to ship a substantial portion of the backlog within 90 days, although the continuation of current economic conditions or the occurrence of other risk factors may alter those expectations.

Some orders in the backlog may be cancelled under certain conditions. In addition, the timing of orders from major customers may result in significant fluctuations in our backlog and operating results from period to period.

Accordingly, we believe that backlog may not be a reliable indicator of future operating results.

RISK FACTORS THAT MAY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

The following risk factors and uncertainties could cause our actual results to differ materially from those projected in our forward-looking statements, whether made with this Annual Report on From 10-K or the other documents we file with the Securities and Exchange Commission or in our annual or quarterly reports to shareholders, press releases or orally, whether in presentations, responses to question or otherwise.

General Industry Conditions and Competition Create Uncertainties that Could Have an Adverse Effect on Our Results of Operations and Financial Condition.

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

Our Domestic Line of Credit Agreement and our Thailand Credit Facility Contain Certain Financial Covenants That Must Be Met And Failure To Do So Could Negatively Affect our Financial Condition.

Our domestic credit facility, which matures September 30, 2007, includes certain covenants that we are required to comply with. Our bank covenants include requirements related to our net income, stockholders’ equity and debt service ratio. On May 6, 2004, we entered into a new Thailand credit facility (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Thailand Credit Facility”). In the event of default under these credit agreements, any and all outstanding borrowings could become immediately due and payable which would likely create significant operating and financial restrictions on us, further causing an adverse effect upon our business, operating results and financial condition.

Our New Facilities and Strategic Expansion May Not Yield the Benefits We Expect and Could Adversely Affect Our Financial Condition.

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

We had a subtenant in the Poway facility until April 2004, when the subtenant defaulted on the sublease and vacated the premises. We are liable under the lease and, while a new subtenant is being sought, there can be no assurance that we will find another subtenant at favorable terms.

We also have entered into a long-term lease for our facility in Marlborough, Massachusetts which is in effect through October 2009. The lease for our Santa Clara, California operation expires at the end of July 2005. Any default under these agreements would likely have an adverse effect on our business, operating results and financial condition. In addition, upon the expiration of our Santa Clara lease, there can be no assurance that we will be able to enter into a new lease under favorable terms.

The Reserve Established for the Closure and Transition of Our San Diego (Poway) Facility Was Based on Estimates and, Therefore, May Not Fully Represent All Future Costs For That Facility and Additional  Costs Could Adversely Affect Our Operating Results and Financial Condition.

In the second quarter of fiscal 2003, we established a reserve for future costs related to the closure and transition to Moorpark of our San Diego (Poway) facility. In estimating these future costs, we considered the cost of our lease obligation net of estimated future proceeds from subleasing the facility. As previously noted, the facility is currently vacant. If the facility were to be vacant for an extended period of time during the remaining term of the lease, we may be required to increase the reserve and this could negatively impact our operating results and financial condition.

Our Industry is Characterized by Low Profit Margins Which May Adversely Affect Our Operating Results and Financial Condition.

Competition in the EMS industry is primarily driven by price often resulting in lower profit margins for EMS providers. In this regard, customers have sought and continue to seek price reductions. In addition, designing and manufacturing products for new customers can result in higher costs and lower profit margins than we typically experience with our established customers, since initial production runs do not reflect full production efficiencies. Unless we successfully achieve further material cost reductions, efficiencies and productivity gains, we may experience a material adverse effect on our operating results and our financial condition. There can be no assurance, however, that reductions in materials costs will be effective or adequate to compensate for such price reductions or that we will be successful in achieving efficiencies and productivity gains.

The Loss of Any One of Our Larger Customers May Adversely Affect Our Results and Financial Condition.

We had sales to two customers which accounted for 12.7% and 11.1% of revenues in fiscal 2004, sales to two customers which accounted for 16.7%, 11.0% of revenues in fiscal 2003, and sales to two customers which accounted for 17.3% and 14.8% of revenues in fiscal 2002. The loss of one or more of our larger customers, or a significant reduction in sales to any of our major customers, could have an adverse effect on our business, results of operations and financial condition.

Adverse Changes in the Availability and Expense of Components and Materials May Materially Adversely Affect Our Operations.

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

If Our Customers’ Vary Their Requirements, Our Results And Our Financial Condition May Be Adversely Affected.

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

Significant or numerous cancellations, reductions or delays in orders by customers, or inability by customers to pay for services provided or to pay for components and materials purchased on such customer’s behalf, have in the past adversely affected our business, financial condition and results of operations. Such events or conditions could have a material adverse effect on our business, financial condition and results of operations in the future.

Our Liquidity is Currently Limited and Our Debt Profile May Change Which Could Materially Adversely Affect Our Financial Condition.

Our liquidity is currently limited, and, at June 30, 2004, our debt-to-equity ratio was 2.8 to 1.00. Although our debt load has recently decreased and we have reduced costs, several factors, including but not limited to, a continued prolonged economic downturn, capital investment to increase production, acquisitions of other EMS companies or our inability to remain profitable, may significantly change our debt profile, resulting in an increase in debt to a point that over-extends our cash-flow capacity. Also, under such circumstances, we may have future capital requirements and our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unavailable or unattractive to us. Any of these events or conditions could have a material adverse effect on our business, financial condition and results of operations.

Our Foreign Facility in Thailand Faces Unique Challenges That Our Domestic Facilities Do Not Face Which Could Materially Adversely Affect Our Results of Operations and Financial Condition.

Our foreign operation has risks that may materially adversely affect our operating results and financial condition. These risks include:

•       the fluctuations of its foreign currency against the U.S. dollar in our reported results,

•       import and export duties, and value added taxes,

•       import and export regulations that could increase costs, increase losses or erode any profitability that may exist,

•       potential restrictions on the transfer or repatriation of funds,

•       inflexible employee contracts in the event of business downturns, and

•       difficulties related to the differences between foreign and U.S. laws.

The Expansion of our Foreign Facility in Thailand May Not Proceed as Planned and Cost Overruns or Delays May Have a Negative Impact on Our Operating Results.

We have begun expanding our facility in Thailand and we continue to transition certain production from the Moorpark facility to our Thailand facility. If the expansion faces significant delays or if we do not effectively transition production to make efficient use of the increased capacity, our fixed costs could increase as a percentage of revenues. Cost overruns in the expansion process could also negatively impact our operating results and financial condition.

Our Success Depends On Our Ability To Retain and Recruit Key Personnel, Including Our Senior Management, And Any Failure To Do So Could Have a Material Adverse Affect on Our Results of Operations.

Our success depends in large part on our ability to recruit and retain highly skilled technical, managerial, sales, and other personnel. In spite of the economic slowdown, competition for such personnel remains intense. We have a high degree of dependence on our remaining personnel, and we continue to rely on our current personnel to assume additional responsibilities. The loss of services of any of our key personnel or our failure to retain and attract qualified personnel in the future could have a material adverse effect on our business and operating results.

Our current President and Chief Executive Officer, Edward A. Smith, has announced that he is resigning from his executive offices effective September 20, 2004.  If we are not able to recruit and retain an appropriate successor, our business and operating results could be materially adversely affected.

Our Use of Hazardous Materials in Our Business May Result In Unexpected and Substantial Claims Against Us Relating To the Use, Handling, Storage and Disposal of Such Materials Which Could Adversely Affect Our Results of Operations and Financial Condition.

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

OUR ENVIRONMENTAL CLEAN-UP CONTINUES AT ANAHEIM, CALIFORNIA FACILITY

Since the early 1990s, we have continued to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. We have paid $6,000, $2,000 and $15,000 as our share of the remediation costs for fiscal 2004, 2003 and 2002, respectively. There is no environmental insurance coverage for this remediation. At June 30, 2004, we had a reserve of $416,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.

EMPLOYEES

At June 30, 2004, we had approximately 549 employees plus 184 skilled temporary workers. Given the growth of our business and the quick response-time required by our customers, we seek to maintain labor flexibility to scale up or down our operations as necessary to maximize efficiency. We also use skilled temporary labor. None of our employees in the United States and Thailand are covered by a union agreement. We have no history of labor disputes at any of our facilities. We believe that our employee relationships are good.

Item 2.    PROPERTIES

The following table lists our principal plants and properties:

		Owned
	Square	or
Location	Footage	Leased	Use
Moorpark, California(A)	115,000	Leased	Executive offices, Assembly plant
Marlborough, Massachusetts(B)	69,400	Leased	Assembly plant/offices
Santa Clara, California(C)	44,700	Leased	Assembly plant/offices
Ayutthya, Thailand(D)	12,000	Owned	Assembly plant/offices
Poway, California(E)	45,000	Leased	Vacant

(A)       The operations and corporate headquarters moved from Thousand Oaks into the Moorpark facility in March 2002.

(B)        An eight-year lease was signed for the Marlborough facility during fiscal year 2002.

(C)        A three-year lease was signed for the Santa Clara facility in July 2002.

(D)       An expansion project, which will double the capacity of the Thailand facility, is scheduled for completion in October 2004.

(E)        The former subtenant in the Poway building vacated the premises in May 2004, and a new subtenant for the Poway building is currently being sought.

For further discussion on our facilities in Moorpark, Poway, Marlborough and Santa Clara, see “Company Risk Factors—Our New Facilities and Strategic Expansion May Not Yield the Benefits We Expected and Could Adversely Affect Our Financial Condition.”

Item 3.    LEGAL PROCEEDINGS

In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings. We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the three months ended June 30, 2004.

PART II

Item 5.            MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on Nasdaq SmallCap Market (ticker symbol “SMTI”). The high and low closing sales prices for our Common Stock, as reported by the Nasdaq SmallCap Market, for the last two fiscal years are set forth in the following table.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
1st Quarter	$1.80	$0.70	$1.80	$0.75
2nd Quarter	9.82	2.99	1.30	0.48
3rd Quarter	10.67	6.83	1.12	0.69
4th Quarter	8.25	5.62	1.05	0.52

On August 31, 2004, the closing market price of our Common Stock in the Nasdaq SmallCap Market was $11.07 per share. There were approximately 1,200 stockholders of record at August 31, 2004. This number does not give effect to the total number of stockholders who hold their shares in “street name” or brokerage accounts.

We have made no dividend payments on our common stock for the three most recent fiscal years and dividend payments are not anticipated in the foreseeable future. In addition, our bank covenants prohibit us from paying cash dividends on our common stock.

On March 1, 2004, we issued warrants to purchase 15,000 shares of common stock at an exercise price of $7.95 per share to Silverman Heller Associates in consideration of investor relations services to be rendered over the following 14 months. The warrants will be exercisable after May 1, 2005 and expire five years from the issuance date. Silverman Heller Associates has represented that it is an “accredited investor” within the meaning of Rule 501(a) under the Securities Act of 1933, as amended. In issuing these securities, we relied on an exemption from the registration requirements pursuant to Rule 506 under Section 4(2) of the Securities Act.

Item 6.            SELECTED FINANCIAL DATA

The selected consolidated financial data for the years ended June 30, 2000 through 2004 set forth below are derived from our consolidated financial statements and notes thereto. The consolidated balance sheets as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended June 30, 2004, appear elsewhere in this Report. The Selected Consolidated Financial Data are qualified in their entirety by reference to, and should be read in conjunction with, the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
FIVE-YEAR FINANCIAL SUMMARY
(In thousands except per share amounts)

	Year ended June 30,
OPERATING DATA	2004	2003	2002	2001	2000
Revenues	$93,283	$70,723	$64,558	$73,772	$50,107
Cost of goods sold	81,819	63,720	59,902	64,366	43,380
Gross profit	11,464	7,003	4,656	9,406	6,727
Operating expenses:
Administrative and selling	8,457	9,774	9,246	5,612	4,592
Goodwill amortization	—	—	37	670	1,304
Total operating expenses	8,457	9,774	9,283	6,282	5,896
Operating income (loss)	3,007	(2,771)	(4,627)	3,124	831
Non-operating income (expense):
Interest income	2	4	7	20	154
Interest expense	(734)	(945)	(999)	(1,179)	(768)
Other income, net	789	710	236	7	281
Total non-operating income (expense)	57	(231)	(756)	(1,152)	(333)
Income (loss) from continuingoperations before income taxes	3,064	(3,002)	(5,383)	1,972	498
Income tax provision (benefit)	111	—	(225)	(42)	100
Income (loss) from continuing operations	2,953	(3,002)	(5,158)	2,014	398
Loss from discontinued operations	—	(1,300)	(826)	(216)	(378)
Gain (loss) on sale of discontinued operations	—	106	—	—	(661)
Income (loss) before cumulative effect of change in accounting principle	2,953	(4,196)	(5,984)	1,798	(641)
Cumulative effect of change in accounting principle	—	(420)	—	—	—
Net income (loss)	$2,953	$(4,616)	$(5,984)	$1,798	$(641)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.17	$(1.31)	$(2.26)	$0.88	$0.18
Loss from discontinued operations	—	(0.57)	(0.36)	(0.09)	(0.17)
Gain (loss) on sale of discontinued operations	—	0.04	—	—	(0.29)
Cumulative effect of change in accounting principle	—	(0.18)	—	—	—
Basic earnings (loss) per share	$1.17	$(2.02)	$(2.62)	$0.79	$(0.28)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.07	$(1.31)	$(2.26)	$0.85	$0.18
Loss from discontinued operations	—	(0.57)	(0.36)	(0.09)	(0.17)
Gain (loss) on sale of discontinued operations	—	0.04	—	—	(0.29)
Cumulative effect of change in accounting principle	—	(0.18)	—	—	—
Diluted earnings(loss) per share	$1.07	$(2.02)	$(2.62)	$0.76	$(0.28)

Included in net loss for fiscal 2003 are costs incurred in connection with the closure and transition of our San Diego facility of approximately $1.6 million consisting of severance cost of $287,000, write-off of leasehold improvements of $370,000 and accrual of remaining lease obligation of $4,011,000, less projected sublease income of $3,038,000.

Included in the net loss for fiscal 2002 were severance costs of $575,000, expenses of $785,000 related to the lease at our vacated Thousand Oaks facility and the recognition of $342,000 bad debt provision.

	Year ended June 30,
BALANCE SHEET DATA	2004	2003	2002	2001	2000
Current assets	$27,929	$21,502	$25,253	$27,672	$30,429
Current liabilities	$17,850	$15,801	$19,338	$14,294	$24,056
Working capital	$10,079	$5,701	$5,915	$13,378	$6,373
Current ratio	1.6	1.4	1.3	1.9	1.3
Total assets	$34,503	$27,806	$34,834	$35,932	$38,528
Long-term debt, excluding current maturities	$11,912	$11,127	$10,071	$10,418	$4,997
Stockholders’ equity (without preferred stock)	$4,291	$878	$5,425	$11,220	$9,475
Preferred stock	450	—	—	—	—
Stockholders’ equity	$4,741	$878	$5,425	$11,220	$9,475
Equity per share	$1.99	$0.38	$2.38	$4.92	$4.17
Shares outstanding (000s)	2,386	2,284	2,284	2,282	2,272

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30 which, for fiscal years 2004, 2003 and 2002, fell on June 25, June 27 and June 28, respectively. In the accompanying consolidated financial statements, the fiscal year-end for all years is shown as June 30 for clarity of presentation. Fiscal years 2004, 2003 and 2002 each consisted of 52 weeks.

As more fully described in the accompanying consolidated financial statements and notes thereto, on October 24, 2001, we completed a transaction to purchase certain assets, but not assume any liabilities, of Century Electronics Manufacturing, Inc. (“Century”), an EMS company that filed for bankruptcy. As part of this transaction, we also purchased substantially all of the common stock of Century’s subsidiary in Thailand. The aggregate purchase price of this transaction was approximately $3.2 million.

As more fully described in the accompanying consolidated financial statements and notes thereto, on November 19, 2002 we announced that we were consolidating our San Diego facility into our other California operations in Moorpark and Santa Clara. This transition was completed by the end of our third quarter, March 31, 2003. On April 9, 2003, we sold our facility in Northern Ireland. This is shown in our consolidated financial statements as a discontinued operation.

As more fully described in the accompanying consolidated financial statements and notes thereto, on January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

CRITICAL ACCOUNTING POLICIES

The following information describes our accounting policies in regards to risks, estimates and subjective assessments whose application may have an impact on our reported results of operations and financial condition.

REVENUE RECOGNITION—All of our subsidiaries recognize revenues once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) the customer’s credit worthiness has been established, c) shipment of the product has occurred, d) title and risk of ownership has transferred, e) if stipulated by the contract, customer acceptance has occurred and f) all significant vendor obligations, if any, have been satisfied. The majority of our products ship FOB shipping point and, accordingly, in these cases title and risk of ownership pass to the customer upon shipment.

In years prior to fiscal 2003, our Moorpark subsidiary historically used the percentage of completion method to recognize revenues and cost of sales on certain of its long-term contracts with suppliers of electronic components and products. Percentage of completion is determined on the basis of costs incurred to total estimated costs. Contract costs included direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs were charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss was charged to cost of goods sold. Other changes in contract price and estimates of costs and profits at completion were recognized prospectively. A portion of the asset “costs and estimated earnings in excess of billings on uncompleted contracts” contains revenues recognized in excess of amounts billed.

During fiscal 2002, our Moorpark facility entered into sales contracts consistent with our other locations, and as such, recognizes revenue on these new arrangements upon shipment of products rather than on a percentage of completion method. As a result, during fiscal 2002, the Moorpark facility was recognizing revenue upon shipment of products as well as under the percentage of completion method. At June 30, 2002 there were no existing sales contracts with customers under the percentage of completion method of accounting.

ACCOUNTS RECEIVABLE—We perform ongoing credit evaluations of our customers and adjust credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time. We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORIES—Inventories are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers which may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write downs may be required.

LONG-LIVED ASSETS—Property, equipment and improvements are stated at cost. Depreciation and amortization are computed on the straight-line method. The principal estimated useful lives are: buildings—20 years; improvements—5 to 10 years; and plant, office and other equipment—3 to 7 years. The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If future undiscounted cash flows expected to result from the use of such assets are believed insufficient to recover the carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified. Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•       the asset’s ability to continue to generate income;

•       loss of legal ownership or title to the asset;

•       significant changes in our strategic business objectives and utilization of the asset;

•       the impact of significant negative industry or economic trends; or

•       a significant decrease in the market value of the asset

ACCOUNTING FOR STOCK OPTIONS—SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide pro forma net income and pro forma earnings per share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied. In accordance with APB Opinion No. 25 and related interpretations, compensation expense would generally be recorded for fixed option grants only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for our employee stock option plans and award of options to non-employee directors. Had compensation expense for stock-based awards been determined consistent with SFAS No. 123, our results of operation would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

	Year ended June 30,
	2004	2003	2002
Net income (loss):
As reported	$2,953	$(4,616)	$(5,984)
Stock option compensation expense	(717)	(351)	(387)
Pro forma	$2,236	$(4,967)	$(6,371)
Basic earnings (loss) per share:
As reported	$1.17	$(2.02)	$(2.62)
Pro forma	$0.89	$(2.17)	$(2.79)
Diluted earnings (loss) per share:
As reported	$1.07	$(2.02)	$(2.62)
Pro forma	$0.81	$(2.17)	$(2.79)

For purposes of the pro forma disclosure under SFAS No. 123, the “fair value” of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002:   dividend yield of 0.0% for all years; expected volatility of 120%, 100% and 90% for 2004, 2003 and 2002, respectively; risk-free interest rates ranging from 2.8% to 3.8% for 2004, 2.2% to 3.1% for 2003 and 3.5% to 5.3% for 2002; and expected lives of five years for all years.

The weighted average fair value of options granted during the years ended June 30, 2004, 2003 and 2002 was $4.94, $1.03 and $3.50, respectively.

VALUATION ALLOWANCE AGAINST DEFERRED TAX ASSETS—In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future income. Based on the level of historical losses, management believes that it does not have the basis to conclude that it is more likely than not that the deferred tax assets will be realized, and therefore, has recorded a 100% valuation allowance to offset the net deferred tax assets.

RESULTS OF OPERATIONS

The following table sets forth our comparative revenues and other operating data as percentages of revenues:

	Year Ended June 30,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of goods sold	87.7	90.1	92.8
Gross profit	12.3	9.9	7.2
Administrative and selling expenses	9.1	13.8	14.4
Operating income (loss)	3.2	(3.9)	(7.2)
Net interest expense	(0.8)	(1.3)	(1.5)
Other income, net	0.9	1.0	0.4
Income (loss) from continuing operations before income taxes	3.3	(4.2)	(8.3)
Income tax provision (benefit)	.1	—	(0.3)
Income (loss) from continuing operations	3.2	(4.2)	(8.0)
Loss from discontinued operations	—	(1.8)	(1.3)
Gain on sale of discontinued operations	—	0.1	—
Cumulative effect of change in accounting principle	—	(0.6)	—
Net income (loss)	3.2%	(6.5)%	(9.3)%

FISCAL 2004 VS. 2003

Revenues
(dollars in thousands)

	Year ended June 30,
	2004	2003
Revenues	$93,283	$70,723
Percentage Increase	31.9%

More than half of the increase in revenues was attributable to new customers or existing customers expanding into new products. The remainder of the increase was attributable to already established customers’ increasing demand for existing products.

Gross profit
(dollars in thousands)

	Year ended June 30,
	2004	2003
Gross Profit	$11,464	$7,003
Gross Margin	12.3%	9.9%

The improvement in the gross margin was primarily attributable to decreased indirect costs as a percentage of sales. We now operate in four facilities, a decrease from seven throughout much of fiscal 2003 and five through the first two quarters of fiscal 2004. The reduction in excess capacity and the more efficient use of the capacity in the remaining facilities has allowed us to spread fixed costs and apply variable costs over a larger production volume. In addition, we are experiencing more efficiency in direct labor usage. These factors have more than offset increases in material costs that we have experienced. We cannot be sure that our capacity utilization will remain at its current level and any decrease in revenues with the resultant under-utilization of capacity could negatively impact our gross profit margin.

Administrative and selling expense
(dollars in thousands)

	Year ended June 30,
	2004	2003
Admin and selling expense	$8,457	$9,774
Percent of sales	9.1%	13.8%
One time expenses		(2,200)
One time bad debt recovery		336
As adjusted		7,910
Adjusted percent of sales		11.2%

Administrative and selling expenses have decreased as a percentage of sales as we continue to closely control our expenditures despite sales volume increases.

In fiscal 2003, approximately $1.6 million in expense was recognized due to the closure and transition of our San Diego facility and a $600,000 loss was recognized on the lease commitment for our vacated Thousand Oaks facility. Partially offsetting those costs, we recognized a recovery of bad debt of $336,000 due to the receipt of restricted equity securities in settlement of our outstanding claim against a prior customer.

Interest expense (net)
(dollars in thousands)

	Year ended June 30,
	2004	2003
Interest expense (net)	$732	$941

The decrease in interest expense was the result of lower levels of debt outstanding during fiscal 2004 as compared to fiscal 2003. The reduction in debt included the settlement of approximately $1.5 million of obligations at a discount (see Note 6 to the Consolidated Financial Statements).

Other income (net)
(dollars in thousands)

	Year ended June 30,
	2004	2003
Other income (net)	$789	$710

Other income (net) in fiscal 2004 included gain on extinguishment of debt of $880,000 and other income of $120,000 partially offset by unrealized loss on marketable securities of $126,000 and loss on sale of our Jolt subsidiary of $85,000. Other income in fiscal 2003 included gain on extinquishment of debt of $514,000.

Income tax provision
(dollars in thousands)

	Year ended June 30,
	2004	2003
Income tax provision	$111	—

The fiscal 2004 income tax provision is primarily related to state franchise taxes as the ability to apply net operating losses to current pre-tax profits has been suspended by the state of California.

Fiscal 2003 items not from continuing operations

Items not from continuing operations for fiscal 2003 aggregated to a loss of $1.6 million and included loss from discontinued operations (Europe) of $1.3 million, net gain on the sale of the European facility in Ireland of $106,000 and the change in accounting principle for the goodwill impairment charge of $420,000.

Net income (loss)
(dollars in thousands except earnings per share)

	Year ended June 30,
	2004	2003
Net income (loss)	$2,953	(4,616)
Earnings (loss) per share—basic	$1.17	$(2.02)
Earnings (loss) per share—diluted	$1.07	$(2.02)

The increase in net income was primarily attributable to higher revenues, improvement in labor costs and control of our indirect expenses. As discussed above under the heading “Other income (net)”, there were also certain non-recurring items contributing to net income in fiscal 2004, most significantly, a $880,000 gain on extinguishment of debt. This gain is non-recurring. In addition, we cannot be certain that we will maintain our current revenue and gross profit margin levels.

FISCAL 2003 VS. 2002

Revenues
(dollars in thousands)

	Year ended June 30,
	2003	2002
Revenues	$70,723	$64,558
Percentage Increase	9.5%

Revenue in our Moorpark facility, which represents 65% of our fiscal 2003 revenues, increased 19.9% compared to fiscal 2002 as continued shipments to existing customers were complimented by shipments to new customers.

Gross profit
(dollars in thousands)

	Year ended June 30,
	2003	2002
Gross Profit	$7,003	$4,656
Gross Margin	9.9%	7.2%

Gross profit in the Moorpark facility was 13.4% in fiscal 2003 as compared to 9.5% in fiscal 2002 as the Company began to more efficiently use the capacity of its new facility, spreading fixed costs and applying variable costs over a larger production volume.

Administrative and selling expense
(dollars in thousands)

	Year ended June 30,
	2003	2002
Admin and selling expense	$9,774	$9,246
Percent of sales	13.8%	14.4%
One time expenses	(2,200)	(1,700)
One time debt recovery	336	—
As adjusted	7,910	7,546
Adjusted percent of sales	11.2%	11.7%

The increase in expense in fiscal 2003 was primarily related to the closure and transition of the San Diego facility in December 2002. Approximately $1.6 million of the fiscal 2003 expenses were recognized due to the closure and transition of the San Diego facility and a $600,000 loss was recognized on the lease commitment for the vacated Thousand Oaks facility. Partially offsetting those costs, we recognized a recovery of bad debt of $336,000 due to the receipt of restricted equity securities from a prior customer in settlement of our outstanding claim. Similar expenses in fiscal 2002 aggregated to $1.7 million and consisted of bad debt expense of $342,000, severance expense of $575,000 and a $785,000 loss related to the lease at the former Thousand Oaks facility.

Interest expense (net)
(dollars in thousands)

	Year ended June 30,
	2003	2002
Interest expense (net)	$941	$992

The decrease in interest expense was primarily related to decrease in debt related to the operating losses from the discontinuation of the Ireland facility and the closure and transition of the San Diego facility in fiscal 2003.

Other income (net)
(dollars in thousands)

	Year ended June 30,
	2003	2002
Other income (net)	$710	$236

The primary reason for the net increase in other income was gain on extinquishment of debt of $514,000 during fiscal 2003.

Income tax provision (benefit)
(dollars in thousands)

	Year ended June 30,
	2003	2002
Income tax provision (benefit)	$—	$(225)

The fiscal 2002 income tax benefit reflected a $164,000 income tax benefit resulting from passage of the federal government’s 2003 Stimulus Package providing for the recovery of our alternative minimum taxes paid in fiscal years 2000 and 2001 and a refund of $78,000 from the State of California for fiscal 2001. Without these items, we would have reported an income tax expense of $17,000 for fiscal 2002. Our tax benefit rate was lower than the statutory income tax rate due the valuation allowance placed on our net deferred tax assets. Based on the level of historical losses, management believes that it does not have the basis to conclude that it is more likely than not that the deferred tax assets will be realized, and therefore, has recorded a 100% valuation allowance to offset the net deferred assets.

Items not from continuing operations

Items not from continuing operations for fiscal 2003 aggregated to a loss of $1.6 million and included loss from discontinued operations (Europe) of $1.3 million, net gain on the sale of the European facility in Ireland of $106,000 and the change in accounting principle for the goodwill impairment charge of $420,000. The fiscal 2002 net loss included loss from discontinued operations of $826,000.

Net loss
(dollars in thousands except earnings per share)

	Year ended June 30,
	2003	2002
Net loss	$(4,616)	$(5,984)
Loss per share—basic	$(2.02)	$(2.62)
Loss per share—diluted	$(2.02)	$(2.62)

The decline in operating loss was primarily related to the better gross margins as discussed above.

MAJOR CUSTOMERS

Net sales to major customers as a percentage of consolidated net sales for the last three fiscal years were:

	Year ended June 30,
	2004	2003	2002
Hass Automation, Inc.	12.7%	11.0%	*
Occam Networks, Inc.	11.1%	*	*
Philips Medical Systems	*	16.7%	14.8%
Medtronic MiniMed, Inc.	*	*	17.3%

*                    less than 10%

CHANGE IN ACCOUNTING PRINCIPLE

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of July 1, 2002. SFAS No 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. In accordance with SFAS No. 142, during fiscal 2003, we completed our initial assessment of the impairment and determined that our goodwill was fully impaired and recognized an impairment loss of $420,000 in the condensed consolidated statement of operations as a change in accounting principle, effective July 1, 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 relates to the accounting for and disclosure of guarantees. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees between parents and their subsidiaries or between corporations under common control. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company s adoption of FIN 45 has not had a material impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity s activities or that is entitled to receive a majority of the entity s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 in 2003 and such adoption did not have a material impact on the Company s consolidated financial statements since the Company currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ( SPE ). The consolidation requirements apply to all SPE s in the first fiscal year or interim period ending after December 15, 2003. The Company has adopted the provisions of FIN 46R effective December 31, 2003, and such adoption did not have a material impact on the Company s consolidated financial statements since the Company currently has no SPE s.

In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. Adoption of EITF 03-6 is not expected to have a material effect on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, which amounted to $406,000 at June 30, 2004, and amounts available under our bank lines of credit, which provided approximately $3.5 million of availability in excess of current borrowings at June 30, 2004.

Current assets, current liabilities and long-term debt

The following table sets forth certain debt and liquidity measurements (dollars in thousands):

	At June 30, 2004	At June 30, 2003
Working capital	$10,079	$5,701
Long-term borrowings, including current portion	$4,635	$8,170
Borrowings under bank line of credit	$8,648	$5,452
Ratio of current assets to current liabilities	1.56	1.36

The increase in the working capital and decrease in debt are related to our improved earnings as well as the settlement of certain debt obligations as described below. The outstanding balance of our bank line of credit, classified as long-term, increased by $3.2 million in fiscal 2004. Our availability in excess of borrowings on the working capital line of credit increased by $200,000.

During fiscal 2004, we settled obligations to former officers, employees and directors under consulting and deferred fee agreements by paying approximately $465,000 and fully retiring $996,000 in debt and accrued interest resulting in a $531,000 gain from extinguishment of debt. We also reached settlement with certain sub-debt holders by paying an aggregate of $171,000 to fully retire an aggregate of $520,000 in debt resulting in a $349,000 gain from extinguishment of debt. We also paid approximately $190,000 as accelerated payoff of several equipment notes with interest rates of 5.4% to 8.9%.

Cash flows provided by /(used in)

The following table sets forth, for the periods indicated, selected consolidated cash flow information (dollars in thousands):

	Fiscal Year Ended June 30
	2004	2003
Operating Activities	$91	$1,562
Investing Activities	(870)	(1,036)
Financing Activities	605	(808)
Effect of exchange rate changes on cash	(3)	49
Net decrease in cash and cash equivalents	$(177)	$(233)

The increase in sales and production levels in fiscal 2004 has resulted in an increase in accounts receivables and inventories as compared to fiscal 2003. An increase in accounts payable did not entirely compensate for these uses of operating funds and the $2.9 million in income from continuing operations before depreciation and amortization of $1.8 million was partially offset by the non-cash gain on extinguishment of debt of $880,000. Although inventory levels are higher compared to 2003, inventory turns have improved due to increased revenue. Note that in fiscal 2003 cash from discontinued operations of approximately $2.2 million was a significant component of cash from operating activities and primarily represents a decrease in accounts receivables at our European facility prior to its sale in the fourth quarter of fiscal 2003.

Net cash used in investing activities for fiscal 2004 includes capital expenditures of $1.8 million. These expenditures are primarily related to ongoing upgrades to manufacturing and computer equipment. In fiscal 2004 we financed approximately $637,000 of capital expenditures by notes payable and capital leases. We expect our subsidiaries will require continuing investment in plant and equipment to remain competitive as technology evolves and to increase production capacity to accommodate business growth and expansion and we have budgeted $2.7 million for capital expenditures in fiscal 2005 and approximately

$400,000 for the Thailand facility expansion. Investing activities also include proceeds of $940,000 from the sale of our Jolt subsidiary.

The most significant use of funds for financing purposes was the repayment of debt as described in more detail above and in Note 6 to the Consolidated Financial Statements. Proceeds from financing activities included borrowings against our bank line of credit at a lower rate than the debt retired, proceeds from the first quarter fiscal 2004 issuance of preferred stock and proceeds from the exercise of stock options.

New Thailand credit facility

In May 2004, we finalized a Credit Facility Agreement between our subsidiary SMTEK International Thailand Limited (“SMTEK Thailand”) and BankThai Public Company Limited and we unconditionally guaranteed SMTEK Thailand’s liabilities and obligations under the Credit Facility Agreement for the purpose of funding the growth and expansion of our Thailand facility. The credit facility includes a $678,000 mortgage loan for the purchase of the building and land at our Thailand facility. The mortgage has a seven year term with an initial interest rate of 5.75%, based on Thailand Prime Rate, and a monthly payment of approximately $9,000. The Credit Facility Agreement also includes a $440,000 construction loan for the expansion of the Thailand facility. The construction loan has a 78 month term with interest at Thailand Prime Rate and a monthly payment of approximately $5,000. The Credit Facility Agreement also includes a working capital line of approximately $500,000 with interest at Thailand Prime Rate, a one year term and it is collateralized by all the assets of the Thailand facility. All liabilities and obligations under the Credit Facility are denominated in Baht, the currency of Thailand, and therefore the above estimates fluctuate with changes in the Baht to U.S. dollar exchange rate.

Wells Fargo credit facility and other liquidity and capital resources issues

In September 2003, we entered into a new long-term credit facility with Wells Fargo Business Credit to replace a credit facility with Comerica Bank that had been in effect at June 30, 2003. In June 2004 the Wells Fargo credit facility was amended to the form under which we are operating as of June 30, 2004. This new credit facility consists of a $15 million working capital line, a term credit facility in the amount of up to $1.0 million and a capital expenditure facility of $2.5 million. The $15 million working capital line is collateralized by accounts receivable, inventory and equipment. Borrowings under the credit agreement bear interest at either the bank’s prime rate (4.0% at June 30, 2004) plus 0.75% or a Libor rate (1.36% at June 30, 2004) plus 3.50%. The working capital credit facility contains various financial covenants and matures September 30, 2007. The financial covenants include requirements related to debt service coverage, net worth and net income. We believe we were in compliance with all covenants at June 30, 2004. The term credit facility has a three year term and will be used to repay the outstanding balance on our equipment line of credit. The capital expenditure credit facility of $2.5 million will be used to finance our capital expenditures. Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate or at a fixed rate equal to the Libor rate plus 3.50%.

We anticipate that additional capital expenditures of as much as $2.7 million may be incurred during fiscal 2004, primarily to improve production efficiency at all our subsidiaries. A substantial portion of these capital expenditures are expected to be financed by our new line of credit or other notes/leases payable.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of June 30, 2004, including estimated cash payments due by period (in thousands):

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligation
Long-term Debt	3,781	931	1,025	1,430	395
Capital Leases	854	440	414	—	—
Operating Leases	14,987	2,473	4,091	4,230	4,193

We previously recorded a liability for a federal tax assessment, including accrued interest, of $2.5 million per a December 2001 settlement with the Appeals division of the IRS. We finalized a payment plan in July 2003 and began making monthly payments of $45,000. In June 2004, we paid approximately $2.0 million to fully retire the IRS liability.

Management believes that our cash resources, cash from operations and available borrowing capacity on our working capital lines of credit are sufficient to fund operations for at least the next 12 months. Long term, however, despite our cost reduction measures and efficiency improvements, if we are unable to continue to increase sales and maintain profitability, we may have to obtain additional debt or equity financing. There can be no assurance that we will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to us.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, and short-term and long-term debt. At June 30, 2004, the carrying amount of long-term debt (including the current portion thereof, but excluding the bank lines of credit) was $4.6 million and the fair value was $4.1 million. The carrying values of our other financial instruments approximated their fair values. The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues. See Note 6 to the accompanying consolidated financial statements for maturities of long-term debt for the next five years. A change in interest rates of one percent would result in an annual impact on interest expense of approximately $130,000.

It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet. The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge. Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges. Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133, as amended by FAS 149, are recognized as assets or liabilities with gains or losses recognized in current results of operations. At June 30, 2004, we had no forward foreign currency contracts.

Our operations include investments in a foreign operating unit. Our foreign subsidiary represents approximately 7% of our revenues and 13% of our total assets. As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements attached hereto.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 14, 2002, our Board of Directors and Audit Committee dismissed KPMG LLP as our principal independent auditors and engaged PricewaterhouseCoopers LLP as our principal independent auditors.

The report of KPMG LLP for the fiscal year ended June 30, 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 2002 and 2001, and the interim period from July 1, 2002 through October 14, 2002, there were no disagreements between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of KPMG LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

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

We provided KPMG LLP with a copy of the foregoing disclosures and we filed a copy of KPMG LLP’s letter dated October 21, 2002 as an exhibit to our current report on Form 8-K filed on October 22, 2002 with the SEC.

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

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days of June 30, 2004, or if not filed by such date, as an amendment to this Report to be filed on or before such date.

We have adopted a Code of Conduct and Ethics that applies in varying respects to our officers and employees. This Code of Conduct and Ethics is posted on our website in the section entitled “Investor Relations”. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct and Ethics by posting such amendment or waiver on our website.

Item 11.   EXECUTIVE COMPENSATION

This information is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days following June 30, 2004, or if not filed by such date, as an amendment to this Report to be filed on or before such date.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item, including information regarding our equity compensation plans, is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days following June 30, 2004, or if not filed by such date, as an amendment to this Report to be filed on or before such date.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days following June 30, 2004, or if not filed by such date, as an amendment to this Report to be filed on or before such date.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference to our proxy statement for our 2004 Annual Meeting of Stockholders, to be filed with the SEC, within 120 days of our fiscal year end, or if not filed by such date, as an amendment to this report on Form 10-K to be filed on or before such date.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)(1)               CONSOLIDATED FINANCIAL STATEMENTS

The following documents are contained in Part II, Item 8 of the Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP on consolidated financial statements as of and for the years ended June 30, 2004 and 2003

Report of Independent Registered Public Accounting Firm, KPMG LLP on consolidated financial statements for the year ended June 30, 2002

Consolidated balance sheets as of June 30, 2004 and 2003

Consolidated statements of operations for the years ended June 30, 2004, 2003 and 2002

Consolidated statements of cash flows for the years ended June 30, 2004, 2003 and 2004

Consolidated statements of stockholders’equity and comprehensive income (loss) for the years ended June 30, 2004, 2003, and 2002

Notes to consolidated financial statements

(a)(2)               Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information is included in the notes to consolidated financial statements.

(a)(3)               EXHIBITS:         Form 10-K

Exhibit
Number	Description
2.1

Agreement and Plan of Merger dated May 28, 1998 among the Company, Jolt Technology, Inc. and the shareholders of Jolt Technology, Inc. (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed on June 12, 1998)

2.2

Stock Purchase Agreement dated January 24, 1999 between SMTEKInternational, Inc. and the shareholders of Technetics, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 12, 1999).

2.3

Agreement dated November 12, 1999 between DDL Europe, Ltd. (a former subsidiary of the Company) and Fast Track Circuits, Ltd. for the sale of the capital stock of Irlandus Circuits, Ltd. incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 28, 1999.)

2.4

Stock Purchase Agreement, dated January 9, 2004, by and between Jolt Technology Acquisition, Inc. and SMTEK International, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on 8-K filed on January 20, 2004.)

3.1+	Amended and Restated Certificate of Incorporation of SMTEK International, Inc.
3.2	Bylaws of the Company, amended and restated effective August 23, 2000 (incorporated by reference to Exhibit 3.2 of the Company’s 2000 Annual Report on Form 10-K, filed on August 28, 2000).
4.1

Indenture dated July 15, 1988, applicable to the Company’s 8 1/2% Convertible Subordinated Debentures due August 1, 2008 (incorporated by reference to Exhibit 4-c of the Company’s 1988 Annual Report on Form 10-K, filed on September 22, 1988).

4.2

Supplemental Indenture relating to the Company’s 8 1/2% Convertible Subordinated Debentures due August 1, 2008(incorporated by reference to Exhibit 4-b of the Company’s 1991 Annual Report on Form 10-K, filed on September 25, 1991).

4.3	Certificate of Designations (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on September 8, 2003).
10.1*	1993 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8, Commission file No. 33-74400).
10.2*

Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement for the fiscal 1999 Annual Stockholders Meeting filed on November 29, 1999).

10.3*	Amended and Restated 1998 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement for the fiscal 2000 Annual Stockholders Meeting).
10.4*	SMTEK International, Inc. 2003 Equity Incentive Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 20, 2003.)
10.5

Standard Industrial/Commercial Multi-Tenant Lease—Modified Net dated December 20, 2000 between Technetics, Inc. and Pomerado Leasing No. 8 L.P. (including Addendum) (incorporated by reference to Exhibit 10.8 of the Company’s 2001 Annual Report on Form 10-K filed on September 26, 2001).

10.6

Standard Industrial/Commercial Tenant Lease—dated July 20, 2001 between SMTEK, Inc. and Moorpark Venture, L.P. (including Addendum, Sublease and Attornment/Non-Disturbance Agreement Among Parker-Hannifan, SWS Partners, MVLP and SMTEK, Inc.) (incorporated by reference to Exhibit 10.9 of the Company’s 2001 Annual Report on Form 10-K filed on September 26, 2001).

10.7

Amendment No. 1 of Standard Industrial/Commercial Tenant-Lease, Dated May 6, 2002 between SMTEK, Inc. and Moorpark Venture, L.P. (incorporated by reference to Exhibit 10.9.1 of the Company’s 2002 Annual report on Form 10-K filed on September 26, 2002).

10.8

Credit and Security Agreement dated September 19, 2003, by and among Wells Fargo Business Credit, Inc., SMTEK International, Inc., Jolt Technology, Inc., SMTEK New England, Inc., SMTEK Santa Clara, Inc. and Technetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quartely Report on Form 10-Q for the quarter ended September 30, 2003, filed on October 31, 2003).

10.9+

First Amendment to Credit and Security Agreement, datedJune 25, 2004, by and among Wells Fargo Business Credit, Inc., SMTEK International, Inc., SMTEK New England, Inc., SMTEK Santa Clara, Inc. and Technetics, Inc.

10.10

Credit Facility Agreement, dated May 6, 2004, by andbetween Bank Thai Public Company Limited and SMTEK International (Thailand) Company limited (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).

10.11

Guarantee Agreement, dated May 6, 2004, by and between Bank Thai Public Company Limited and SMTEK International, Inc. (incorporated by reference to Exhibit 10.2 or the Company’s Quarterly Report onForm 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).

10.12

Lease between SMTEK New England and Cedar Marlboro Realty Corporation dated November 1, 2002 (including Guaranty) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, filed on February 11, 2002).

10.13	Single-Tenant Commercial Space Lease Between SMTEK Santa Clara and Deerfield Scott LLC dated June 10, 2002.
10.14*+	Amended and Restated Employment Agreement between the Company and Edward J. Smith.
10.15*+	Amended and Restated Employment Agreement between the Company and Kirk A. Waldron.
10.16*+	Employment Agreement between the Company and Richard E. Fitzgerald.
10.17

Series A Preferred Stock Purchase Agreement, dated as ofSeptember 8, 2003, by and between the Company and The Gene HaasTrust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2003).

10.18

Registration Rights Agreement, dated as of September 8, 2003, by and between the Company and The Gene Haas Trust (incorporated byreference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 8, 2003).

21+	Subsidiaries of the Registrant.
23.1+	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
23.2+	Consent of Independent Registered Public Accounting Firm, KPMG LLP.
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1+	Section 1350 Certification of Principal Executive Officer.
32.2+	Section 1350 Certification of Principal Financial Officer.

*                    Indicates management compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

+                Filed herewith

(b)          Reports on Form 8-K:

On September 1, 2004, we filed a current report on Form 8-K announcing the resignation of our Chief Executive Officer and President and the appointment of an interim President.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 2, 2004.

SMTEK INTERNATIONAL, INC.

/s/ Edward J. Smith
Edward J. Smith Chief Executive Officer, and President

POWER OF ATTORNEY: Know all persons these presents, that each person whose signature appears below constitutes and appoints Edward Smith and Kirk Waldron, his attorney in fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact substitute(s) may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward J. Smith	Director, Chief Executive Officer and President	September 2, 2004
Edward J. Smith	(principal executive officer)
/s/ Kirk A. Waldron	Senior Vice President and Chief Financial Officer	September 2, 2004
Kirk A. Waldron	(principal financial and accounting officer)
/s/ James P. Burgess	Chairman of the Board	September 2, 2004
James P. Burgess
/s/ Kimon Anemogiannis	Director	September 2, 2004
Kimon Anemogiannis
/s/ Steven M. Waszak	Director	September 2, 2004
Steven M. Waszak
/s/ Robert T. Howard	Director	September 2, 2004
Robert T. Howard

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SMTEK International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of SMTEK International, Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
August 5, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SMTEK International, Inc.:

We have audited the accompanying consolidated statements of operations, cash flows and stockholders’ equity and comprehensive income (loss) of SMTEK International, Inc. and subsidiaries (“the Company”) for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our auditin accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SMTEK International, Inc. and subsidiaries for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California
August 16, 2002, except for the restatement for discontinued operations as described in the second paragraph of note 3 to the consolidated financial statements, which is as of September 24, 2003

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share amounts)

	June 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$406	$583
Marketable securities	210	—
Accounts receivable, less allowance for doubtful accounts of $406 and $657 in 2004 and 2003, respectively	13,734	11,096
Inventories	12,971	9,377
Prepaid expenses	608	446
Total current assets	27,929	21,502
Property, equipment and improvements, net of accumulated depreciation and amortization	6,103	5,541
Other assets, net	471	763
	$34,503	$27,806
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,371	$2,495
Accounts payable	13,536	9,598
Other accrued liabilities	2,943	3,708
Total current liabilities	17,850	15,801
Long-term liabilities:
Long-term bank lines of credit payable	8,648	5,452
Long-term debt	3,264	5,675
Total liabilities	29,762	26,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding at June 30, 2004	475	—
Common stock, $.01 par value; 20,000,000 shares authorized; 2,386,016 and 2,284,343 issued and outstanding in 2004 and 2003, respectively	24	23
Additional paid-in capital	37,465	37,028
Accumulated deficit	(33,279)	(36,232)
Accumulated other comprehensive income	56	59
Total stockholders’ equity	4,741	878
	$34,503	$27,806

See accompanying notes to consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands except per share amounts)

	Year ended June 30,
	2004	2003	2002
Revenues	$93,283	$70,723	$64,558
Cost of goods sold	81,819	63,720	59,902
Gross profit	11,464	7,003	4,656
Operating expenses:
Administrative and selling	8,457	9,774	9,246
Goodwill amortization	—	—	37
Total operating expenses	8,457	9,774	9,283
Operating income (loss)	3,007	(2,771)	(4,627)
Non-operating income (expense):
Interest income	2	4	7
Interest expense	(734)	(945)	(999)
Other income, net	789	710	236
Total non-operating income (expense)	57	(231)	(756)
Income (loss) from continuing operations before income taxes	3,064	(3,002)	(5,383)
Income tax provision (benefit)	111	—	(225)
Income (loss) from continuing operations	2,953	(3,002)	(5,158)
Loss from discontinued operations, net of tax	—	(1,300)	(826)
Gain on sale of discontinued operations	—	106	—
Income (loss) before cumulative effect of change in accounting principle	2,953	(4,196)	(5,984)
Cumulative effect of change in accounting principle	—	(420)	—
Net income (loss)	$2,953	$(4,616)	$(5,984)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.17	$(1.31)	$(2.26)
Loss from discontinued operations	—	(0.57)	(0.36)
Gain on sale of discontinued operations	—	0.04	—
Cumulative effect of change in accounting principle	—	(0.18)	—
Net income (loss) per share	$1.17	$(2.02)	$(2.62)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.07	(1.31)	$(2.26)
Loss from discontinued operations	—	(0.57)	(0.36)
Gain on sale of discontinued operations	—	0.04	—
Cumulative effect of change in accounting principle	—	(0.18)	—
Net income (loss) per share	$1.07	$(2.02)	$(2.62)
Shares used in computing basic and diluted earnings (loss) per share:
Basic	2,525	2,284	2,284
Diluted	2,764	2,284	2,284

See accompanying notes to consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations	$2,953	$(3,002)	$(5,158)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,827	2,109	2,032
Gain on retirement of debt	(880)	(514)	—
Unrealized loss on marketable securities	126	—	—
Loss on sale of subsidiary	85	—	—
Expense of warrants issued for professional services	26	—	—
Loss (gain) on sale of assets	—	6	(196)
Charge for leasehold abandonment	—	1,025	—
Write-off of leasehold improvements	—	370	—
Equity securities received in settlement of claim against prior customer	—	(336)	—
Changes in operating assets and liabilities net of assets disposed
Accounts receivable	(3,267)	(2,700)	1,489
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—	7,965
Inventories	(3,954)	296	(3,914)
Accounts payable	4,012	2,726	1,432
Other accrued liabilities	(738)	(836)	460
Other, net	(99)	232	44
Cash provided by (used in) operating activities—discontinued operations	—	2,186	(1,351)
Net cash provided by operating activities	91	1,562	2,803
Cash flows from investing activities:
Capital expenditures	(1,810)	(761)	(3,742)
Purchase of Century Thailand, net of cash received	—	—	(129)
Proceeds from sale of assets	—	—	325
Capital expenditures—discontinued operations	—	(275)	(138)
Proceeds from sale of subsidiary	940	—	—
Net cash used in investing activities	(870)	(1,036)	(3,684)
Cash flows from financing activities:
Proceeds from (repayments of) bank lines of credit	3,196	1,447	(633)
Proceeds from long-term debt	—	—	2,465
Proceeds from issuance of preferred stock	500	—	—
Cost related of issuance of preferred stock	(25)	—	—
Costs related to new credit facility	(164)	—	—
Repayments of long-term debt	(3,287)	(2,255)	(1,659)
Proceeds from the exercise of stock options	385	—	7
Cash inflows from financing activities—discontinued operations	—	—	1,277
Net cash provided by (used in) financing activities	605	(808)	1,457
Effect of exchange rate changes on cash	(3)	49	16
(Decrease) increase in cash and cash equivalents	(177)	(233)	592
Cash and cash equivalents at beginning of year	583	816	224
Cash and cash equivalents at end of year	$406	$583	$816
Supplemental cash flow information:
Interest paid	$759	$830	$889
Income taxes paid	$—	$—	$45
Non-cash investing activities:
Capital expenditures financed by lease obligations and notes payable	$637	$—	$—
Other	$—	$—	$1

See accompanying notes to consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended June 30, 2004, 2003 and 2002
(In thousands except share amounts)

						Accumulated
	Common Stock			Additional		other	Total
		Par	Preferred	paid-in	Accumulated	comprehensive	stockholders’
	Shares	value	stock	capital	deficit	income (loss)	equity
Balance at June 30, 2001	2,282,339	$23	$—	$37,018	$(25,632)	$(189)	$11,220
Exercise of stock options and issuance of director shares	2,004	—	—	10	—	—	10
Comprehensive loss:
Net loss	—	—	—	—	(5,984)	—	(5,984)
Foreign currency translation adjustments	—	—	—	—	—	107	107
Unrealized gain on forward exchange contracts	—	—	—	—	—	72	72
Total comprehensive loss	—	—	—	—	—	—	(5,805)
Balance at June 30, 2002	2,284,343	23	—	37,028	(31,616)	(10)	5,425
Comprehensive loss:
Net loss	—	—	—	—	(4,616)	—	(4,616)
Foreign currency translation adjustments	—	—	—	—	—	141	141
Change in unrealized gain on close-out of forward exchange contracts	—	—	—	—	—	(72)	(72)
Total comprehensive loss	—	—	—	—	—	—	(4,547)
Balance at June 30, 2003	2,284,343	23	—	37,028	(36,232)	59	878
Sales of preferred stock	—	—	475	—	—	—	475
Exercise of stock options	101,673	1	—	384	—	—	385
Issuance of warrants	—	—	—	89	—	—	89
Dividends on preferred stock	—	—	—	(36)	—	—	(36)
Comprehensive loss:
Net income	—	—	—	—	2,953	—	2,953
Foreign currency translation adjustments	—	—	—	—	—	(3)	(3)
Total comprehensive income	—	—	—	—	—	—	2,950
Balance at June 30, 2004	2,386,016	$24	$475	$37,465	$(33,279)	$56	$4,741

See accompanying notes to consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

SMTEK International, Inc. (the “Company,” “we,” “us” or “our”) is an electronics manufacturing services (“EMS”) provider serving original equipment manufacturers (“OEMs”) in the medical, industrial instrumentation, telecommunications, security, financial services automation and aerospace and defense industries. We provide integrated solutions to OEMs across the entire product life cycle, from design to manufacturing to end-of-life services, for the worldwide high criticality, high reliability, high complexity segment of the EMS industry.

We have four wholly owned subsidiaries:  SMTEK, Inc. (dba SMTEK Moorpark), located in Moorpark, California; SMTEK New England, located in Marlborough, Massachusetts; SMTEK Santa Clara, located in Santa Clara, California; and SMTEK International Thailand Limited, located in Ayutthya, Thailand.

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company. The loss on the sale of Jolt was approximately $85,000 and has been recognized for the year ended June 30, 2004 as a non-operating expense in the accompanying Consolidated Statement of Operations. The results of operations of Jolt through the date of sale and for the years ended June 30, 2003 and 2002 are included in the accompanying Consolidated Statement of Operations. For further discussion, see Note 4.

On November 19, 2002 we announced that we were consolidating our San Diego facility into our other California operations in Moorpark and Santa Clara. This transition was completed as of March 31, 2003.

On April 9, 2003, we sold our facility in Northern Ireland. This is shown in our audited financial statements as a discontinued operation. For further discussion, see Note 3.

As more fully described in Note 2, on October 24, 2001, we completed a transaction to purchase certain assets, but not assume any liabilities, of Century Electronics Manufacturing, Inc. (“Century”), an EMS company that filed for bankruptcy. As part of this transaction, we also purchased substantially all of the common stock of Century’s subsidiary in Thailand. The aggregate purchase price of this transaction was approximately $3.2 million.

Accounting Period

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30 which, for fiscal years 2004, 2003 and 2002, fell on June 25, June 27 and June 28, respectively. In these consolidated financial statements, the fiscal year-end for all years is shown as June 30 for clarity of presentation, except where the context dictates a more specific reference to the actual year-end date. Fiscal 2004, 2003 and 2002 consisted of 52 weeks.

Basis of Presentation

The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Certain reclassifications have been made to the fiscal year 2003 and 2002 financial statements to conform with the fiscal year 2004 financial statement presentation. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Principles of Consolidation

The consolidated financial statements include the accounts of SMTEK International, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

For financial reporting purposes, cash equivalents consist primarily of money market instruments and bank certificates of deposit that have original maturities of three months or less.

Fair Value of Financial Instruments

As of June 30, 2004 and 2003, the carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and bank lines of credit approximate their fair value because of the short maturity of those instruments. At June 30, 2004 and 2003, the carrying amount of long-term debt (including the current portion thereof but excluding the bank lines of credit) was $4.6 million and $8.2 million, respectively, and the fair value was $4.1 million and $7.7 million, respectively. The fair value of our long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. All financial instruments are held for purposes other than trading.

Marketable Securities

Our marketable securities consist of an investment in common stock of a public company which, for accounting purposes, is classified as trading securities. Accordingly, the investment is marked to market quarterly with the change in value being recorded in the statement of operations. For the fiscal year ended June 30, 2004, we recognized an unrealized loss on marketable securities of $126,000 that was recorded as a non-operating expense in the accompanying Consolidated Statement of Operations. Management’s intention is to sell off the shares of such public company as the market for those shares allows. At June 25, 2004, the last business day of our fiscal 2004, we held approximately 169,000 shares with a fair market value of $1.25 per share.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of money market instruments and trade receivables. Cash is invested in money market instruments and certificates of deposit with high credit quality financial institutions and, by policy, we limit the amount of credit exposure to any one issuer.

Concentrations of credit risk with respect to trade receivables exist because our EMS operations rely heavily on a relatively small number of customers. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain reserves for potential credit losses.

At June 30, 2004, we had no customers representing more than 10% of our consolidated accounts receivable balance. At June 30, 2003, we had two customers each representing approximately 11% of our accounts receivable balance.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon each customer’s payment history and current credit worthiness, as determined by credit information available at that time. We continuously monitor collections and payments from our customers and we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method. We write down inventory for slow-moving and obsolete inventory based on assessments of future demands, market conditions and customers which may be experiencing financial difficulties. If these factors are less favorable than those projected, additional inventory write downs may be required. Inventories consist of the following (in thousands):

	June 30,
	2004	2003
Raw materials	$7,209	$5,810
Work in process	5,285	3,298
Finished goods	477	269
Total inventories	$12,971	$9,377

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost. Depreciation and amortization are computed on the straight-line method. The principal estimated useful lives are:  buildings—20 years; improvements—5 to 10 years; and plant, office and other equipment—3 to 7 years. Fixed assets consist of the following (in thousands):

	June 30,
	2004	2003
Land	$498	$—
Buildings and improvements	1,835	1,450
Plant equipment	13,265	13,075
Office and other equipment	1,704	1,581
Less accumulated depreciation and amortization	(11,199)	(10,565)
Total property, equipment and improvements	$6,103	$5,541

We purchased the building and land at our Thailand facility in fiscal 2004 and also began construction to expand that facility, such construction is scheduled to be completed in October 2004. See Note 6 for more details on the financing of the land, building and construction.

The capitalized cost of the related assets (primarily plant equipment), which are pledged as security under the capital leases, was $1.9 million and $1.3 million at June 30, 2004 and 2003, respectively. Accumulated amortization on assets under capital leases amounted to $0.7 million and $0.8 million at June 30, 2004 and 2003, respectively.

Goodwill

In adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill in the first quarter of fiscal 2003. Goodwill represents the excess of acquisition cost over the fair value of net assets of a purchased business. The goodwill was acquired at a cost of $544,000 and had previously been amortized on a straight-line basis over 15 years. Goodwill amortization for fiscal 2002 was $37,000. Accumulated amortization of goodwill was $124,000 at June 30, 2002. If no amortization had been recorded in fiscal 2002, the pro forma net loss would have been $(5,947,000).

During the quarter ended December 31, 2002, the Company completed its assessment of the impairment of goodwill under the transitional rules of SFAS No. 142 as of July 1, 2002 and determined the goodwill was fully impaired and recorded an impairment charge of $420,000 as a cumulative effect of a change in accounting principle. No income tax benefit has been recognized for this charge as the goodwill is not deductible for income tax purposes.

Long Lived Assets

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

In years prior to fiscal 2003, our Moorpark subsidiary historically used the percentage of completion method to recognize revenues and cost of sales on certain of its long-term contracts with suppliers of electronic components and products. Percentage of completion is determined on the basis of costs incurred to total estimated costs. Contract costs included direct material and direct labor costs and those indirect costs related to the assembly process, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative costs were charged to expense as incurred. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss was charged to cost of goods sold. Other changes in contract price and estimates of costs and profits at completion were recognized prospectively. A portion of the asset “costs and estimated earnings in excess of billings on uncompleted contracts” contains revenues recognized in excess of amounts billed.

During fiscal 2002, our Moorpark facility entered into sales contracts consistent with our other locations, and as such, recognizes revenue on these new arrangements upon shipment of products rather than on a percentage of completion method. As a result, during fiscal 2002, the Moorpark facility was recognizing revenue upon shipment of products as well as under the percentage of completion method. At June 30, 2002 there were no existing sales contracts with customers under the percentage of completion method of accounting.

Shipping and Handling Costs

All shipping and handling costs are recorded as a component of Cost of Goods Sold in the accompanying Consolidated Statement of Operations.

Marketing and Advertising

All costs related to marketing and advertising the Company’s services are expensed as incurred. Advertising costs were not material in each of the three years in the period ended June 30, 2004.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding includes the effect of the participating preferred shares convertible into 250,000 common shares. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in our earnings (losses).

Foreign Currency Translation

The financial statements of our foreign operating units have been translated into U.S. dollars from the functional currency of the Thai Baht or British pounds sterling, in the accompanying consolidated financial statements. Balance sheet amounts have been translated at the exchange rate on the balance sheet date and income statement amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is recorded as a separate component of stockholders’ equity.

Derivative Financial Instruments

It is our policy not to enter into derivative financial instruments for speculative purposes. We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149, all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet. The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge. Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges. Derivative financial instruments not qualifying for hedge accounting treatment under SFAS

No. 133 are recognized as assets or liabilities with gains or losses recognized in current results of operations. At June 30, 2004 and 2003 we had no forward foreign currency contracts. At June 30, 2002 we had forward foreign currency contracts to sell $1.3 million for approximately 870,000 British pounds sterling between July 12, 2002 through December 24, 2002. The U.S. dollar to British pounds sterling exchange rate at June 30, 2002 was 1.53. These forward foreign currency contracts were designated as cash flow hedge instruments. In accordance with SFAS No. 133, we recognized a gain of $72,000 in other comprehensive income at June 30, 2002, related to these contracts.

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

	Year ended June 30,
	2004	2003	2002
Net income (loss):
As reported	$2,953	$(4,616)	$(5,984)
Stock option compensation expense	(717)	(351)	(387)
Pro forma	$2,236	$(4,967)	$(6,371)
Basic earnings (loss) per share:
As reported	$1.17	$(2.02)	$(2.62)
Pro forma	$0.89	$(2.17)	$(2.79)
Diluted earnings (loss) per share:
As reported	$1.07	$(2.02)	$(2.62)
Pro forma	$0.81	$(2.17)	$(2.79)

For purposes of the pro forma disclosure under SFAS No. 123, the “fair value” of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002:  dividend yield of 0.0% for all years;  expected volatility of 120%, 100% and 90% for 2004, 2003 and 2002, respectively;  risk-free interest rates ranging from 2.8% to 3.8% for 2004, 2.2% to 3.1% for 2003 and 3.5% to 5.3% for 2002;  and expected lives of five years for all years.

The weighted average fair value of options granted during the years ended June 30, 2004, 2003 and 2002 was $4.94, $1.03 and $3.50, respectively.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees Of Indebtedness Of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 relates to the accounting for and disclosure of guarantees. FIN 45 excludes certain types of guarantees from its initial recognition and measurement, including guarantees between parents and their subsidiaries or between corporations under common control. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor s previous accounting for guarantees issued prior to the initial application date of FIN 45 should not be revised or restated to reflect the effect of the new recognition and measurement provisions. The Company’s adoption of FIN 45 has not had a material impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. This new model for consolidation applies to an entity in which either (1) the powers or rights of the equity holders do not give them sufficient decision making powers or (2) the equity investment at risk is insufficient to finance that entity s activities without receiving additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated into the company that is subject to a majority of the risk of loss from the variable interest entity s activities or that is entitled to receive a majority of the entity s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 in 2003 and such adoption did not have a material impact on the Company s consolidated financial statements since the Company currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which, among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ( SPE ). The consolidation requirements apply to all SPE s in the first fiscal year or interim period ending after December 15, 2003. The Company has adopted the provisions of FIN 46R effective December 31, 2003, and such adoption did not have a material impact on the Company s consolidated financial statements since the Company currently has no SPE s.

In March 2004, the Emerging Issues Task Force finalized its consensus on EITF Issue 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per share” (EITF 03-6). EITF 03-6 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. Adoption of EITF 03-6 is not expected to have a material effect on our consolidated financial statements.

NOTE 2—ACQUISITION OF THE ASSETS OF CENTURY ELECTRONICS MANUFACTURING, INC.

On October 24, 2001, we completed a transaction to purchase certain assets, but not assume any liabilities, of Century, an EMS company that filed for bankruptcy. As part of this transaction, we also purchased substantially all of the common stock of Century’s subsidiary in Thailand. The aggregate purchase price of this transaction was approximately $3.2 million in cash and was funded by our existing long-term bank lines of credit.

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

As part of the Century agreement we purchased the common stock of the Century subsidiary in Thailand (“Century Thailand”) for approximately $900,000. The acquisition of the Thailand subsidiary provides us with a low cost manufacturing facility in Southeast Asia. The acquisition of Century Thailand was accounted for using the purchase method of accounting and, accordingly, the consolidated statements of operations include the results of the Thailand subsidiary from the date of acquisition. The assets acquired and liabilities assumed were recorded at fair value as determined by us based on information currently available. A summary of the assets acquired and the liabilities assumed in the acquisition is as follows (in thousands):

Estimated fair values:
Assets acquired	$1,392
Liabilities assumed	476
Purchase price	916
Less cash received	787
Net cash paid	$129

Unaudited pro forma results of operations for the fiscal year ended June 30, 2002, as if the acquisition of the Thailand subsidiary had occurred at the beginning of the period reported, follow (dollars in thousands). The unaudited pro forma results are not necessarily indicative of the results which would have occurred if the business combination had occurred on the date indicated.

Year Ended June 30, 2002
(Unaudited)
Revenue	$65,878
Net income (loss)	$(5,921)
Earnings (loss) per share:
Basic	$(2.59)
Diluted	$(2.59)

NOTE 3—DISCONTINUED OPERATIONS

On April 9, 2003, we sold 100% of the outstanding stock in our subsidiary, SMTEK Europe, for consideration of $1. The purchaser also assumed all liabilities of SMTEK Europe. The purchaser was a Northern Ireland investor group, which included a director from SMTEK Europe. As detailed below, the gain on sale, net of transaction costs of $165,000 but before elimination of the foreign currency translation account balance, was $211,000.

In accordance with SFAS No. 144, the sale of SMTEK Europe has been accounted for as a discontinued operation in the accompanying financial statements and as a result, the Company has restated its 2002 consolidated financial statements for the discontinued operation. The following represents the condensed financial information for SMTEK Europe that is included in the accompanying consolidated financial statements as discontinued operations (in thousands):

	Year Ended June 30,
	2003	2002
Net sales	$6,277	$9,664
Cost of goods sold	(6,542)	(8,858)
Operating expense	(867)	(1,470)
Other expense, net	(168)	(162)
Net loss	$(1,300)	$(826)

Net (liabilities) assets of SMTEK Europe consisted of the following (in thousands):

April 9, 2003
(sale date)
Current assets	$3,516
Property, equipment and improvements	1,486
Current liabilities	(5,312)
Long-term debt	(65)
Net (liabilities) assets	$(375)

The gain on sale of SMTEK Europe, shown in the accompanying consolidated statements of operations as “Gain on sale of discontinued operations”, is comprised as follows (in thousands):

Net costs	(164)
Plus net liabilities of SMTEK Europe	375
Gain on sale before elimination of foreign currency translation account balance	211
Elimination of SMTEK Europe’s foreign currency translation account balance	(105)
Gain on sale of discontinued operations	$106

Prior to the sale, SMTEK Europe had an accumulated foreign currency translation loss of $105,000, which was carried as a reduction of consolidated stockholders’ equity. In accordance with SFAS No. 52, “Foreign Currency Translation,” this amount has been included in the determination of the gain on sale of discontinued operations and in accordance with SFAS No. 130, “Reporting Comprehensive Income,” an equal and offsetting amount is reported as other comprehensive income in the accompanying consolidated statements of operations and consolidated statements of stockholders’ equity and comprehensive income (loss).

NOTE 4—SALE OF SUBSIDIARY

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company. The loss on the sale of Jolt was approximately $85,000 and has been recognized for the year ended June 30, 2004 as a component of non-operating expense in the accompanying Consolidated Statements of Operations. The results of operations of Jolt through the date of sale and for the years ended June 30, 2003 and 2002 are included in the accompanying Consolidated Statements of Operations.

Net assets of Jolt as of the sale date of January 9, 2004 consisted of the following (in thousands):

Current assets	$1,026
Property, equipment and improvements	58
Other assets	20
Current liabilities	(79)
Net assets	$1,025

Jolt revenues were $1.7 million in the year ended June 30, 2004 and operating income was $109,000.

NOTE 5—RESTRUCTURING COSTS

In connection with the closure and transition of the Company’s San Diego (Poway) facility in the second quarter of 2003, we incurred approximately $1.6 million in expenses consisting of severance cost of $287,000, write-off of leasehold improvements of $370,000 and accrual of remaining lease obligation of $4,011,000 less sublease income of $3,038,000.

The following table summarizes the activity in the provisions and the remaining balances of the restructuring reserve accounts for the San Diego transition at June 30, 2004 and 2003(in thousands):

		Lease and
		Other
	Severance	Contractual
	Costs	Commitments
Provision	$287	$973
Payments	(287)	(233)
Balance as of June 30, 2003	—	740
Additions to provision	—	80
Payments	—	(230)
Balance as of June 30, 2004	$—	$590

During fiscal 2002 we moved the operations of SMTEK, Inc. from Thousand Oaks, California to a larger facility in Moorpark, California. In fiscal 2003 and 2002 we recognized $600,000 and $785,000 in losses, respectively, on the lease commitment for the vacated Thousand Oaks facility. The balance of the accrual was $574,000 at June 30, 2003 which was fully paid by the end of the lease term in May 2004.

In May 2004, we ended our commitment under the Thousand Oaks lease and incurred an additional $124,000 of expense in the settlement of and release from our obligations under the same. Other than this $124,000 of accrued expense remaining to be paid at June 30, 2004, there were no obligations remaining related to the Thousand Oaks facility at June 30, 2004.

NOTE 6—FINANCING ARRANGEMENTS

Bank Credit Agreements

At June 30, 2004, as one component of our credit facility, we have a $15 million working capital line collateralized by accounts receivable, inventory and equipment for our domestic operating units that matures September 30, 2007. Borrowings under the working capital line bear interest, at our option, at either the bank’s prime rate (4.0% at June 30, 2004) plus 0.75% or a Libor-base rate (1.4% at June 30, 2004) plus 3.50%. At June 30, 2004, borrowings under our working capital line amounted to $8.6 million, the effective interest rate was 5.0% and our borrowing capacity was approximately $3.5 million. Borrowings under our working capital line at June 30, 2004 have been classified as long-term. In addition, in September 2003 we borrowed $1 million on our term credit facility, the second component of our credit facility. This advance has a maturity date of September 19, 2006 and bears interest, at our option, at either the bank’s prime rate (4.0% at June 30, 2004) plus 0.75% or a Libor-base rate (1.4% at June 30, 2004) plus 3.50%. At June 30, 2004, the balance outstanding was $750,000 and the effective interest rate was 5.0%. The third component of our credit facility, the capital expenditure credit facility of $2.5 million, is being used to finance our capital expenditures. Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate or, at our option, at a fixed rate equal to the Libor rate plus 3.50%. Borrowings under the capital expenditure credit facility were $139,000 as of June 30, 2004 and the effective interest rate was 5.0%. Our bank covenants include requirements related to net income, stockholders’ equity and debt service ratio. We believe we were in compliance with all covenants on the above credit facilities at June 30, 2004. This credit facility, which became effective in September 2003 and was amended in June 2004, replaced the credit facility that had been in effect at June 30, 2003.

At June 30, 2003, we had an $8.5 million working capital line of credit collateralized by accounts receivable, inventory and equipment for our domestic operating units which matured September 25, 2003. Borrowings under the credit agreement bore interest at either the bank’s prime rate (4.25% at June 30, 2003) plus 1.00% or a Eurodollar-base rate (1.04% at June 30, 2003) plus 3.75%. At June 30, 2003, borrowings outstanding under this credit facility amounted to $5.5 million and the effective weighted average interest rate was 4.83%. Our available borrowing capacity as of June 30, 2003, was approximately $3.3 million.

On May 6, 2004, we finalized a Credit Facility Agreement between SMTEK International Thailand Company Limited (our Thailand subsidiary) and BankThai Public Company Limited and an unconditional guarantee by SMTEK International, Inc. for the purpose of funding the growth and expansion of our Thailand facility. The credit facility includes a $678,000 mortgage loan for the purchase of the building and land at our Thailand facility. The mortgage has a seven year term with an initial interest rate of 5.75%, based on Thailand Prime Rate, and a monthly payment of approximately $9,000. The Credit Facility Agreement also includes a $440,000 construction loan for the expansion of the Thailand facility. The construction loan has a 78 month term with interest at Thailand Prime Rate and will have a monthly payment of approximately $5,000 starting after the completion of construction which is presently scheduled for September 2004. The Credit Facility Agreement also includes a working capital line of approximately $500,000 with interest at Thailand Prime Rate, a one year term and it is secured by all the assets of the Thailand facility. All liabilities and obligations under the Credit Facility are denominated in Baht, the currency of Thailand. As of June 30, 2004, we have a mortgage note of $678,000 for the purchase of the land and building and have accrued $66,000 for construction in progress on the new building.

Long-Term Debt

Long-term debt, other than the bank line of credit, consists of the following (in thousands):

	June 30,
	2004	2003
Notes payable collateralized by equipment, interest at 3.90% to 9.60%, payable in monthly installments through July 2006	$610	$1,261
Equipment line of credit, collateralized by equipment, paid off during fiscal 2004	—	785
Equipment line of credit, collateralized by equipment, due September 2006, interest at 5.00% at June 30, 2004	750	—
Equipment note, collateralized by equipment, due September 2007, interest at 5.00% at June 30, 2004	139	—
Capitalized lease obligations	854	644
Thailand mortgage, interest at 5.75%, due May 2011	678	—
Thailand construction in progress accrued against construction loan, interest at 5.75%, due 78 months after completion of construction	66	—
8 1/2% Convertible Subordinated Debentures, due 2008, interest payable semi-annually and convertible at holders’ option at a price of $212.50 per share at any time prior to maturity	1,060	1,580
Obligations to former officers, employees and directors under consulting and deferred fee agreements fully retired in fiscal 2004	—	972
IRS note, paid in full during fiscal 2004	—	2,448
Other	478	480
	4,635	8,170
Less current maturities	1,371	2,495
Total long-term debt	$3,264	$5,675

The aggregate amounts of minimum maturities of long-term debt for the indicated fiscal years (excluding present value of minimum capitalized lease obligations of $854) are as follows (in thousands):

Fiscal 2005	$931
Fiscal 2006	725
Fiscal 2007	299
Fiscal 2008	187
Fiscal 2009	1,243
Thereafter	396
$3,781

In August 1988, we issued 8 1/2% Convertible Subordinated Debentures due 2008. The debentures may be converted at the holders’ option into shares of our common stock at a conversion price of $212.50 per share at any time prior to maturity. We may redeem the Convertible Subordinated Debentures at 100% of the principal amount prior to maturity. The Convertible Subordinated Debentures are subordinated to the prior payment of all senior indebtedness as defined in the indenture. During fiscal 2004 we paid $171,000 to retire $520,000 of debentures resulting in a gain on extinguishment of $349,000.

In March 1996, we entered into a settlement agreement with certain of our former officers, key employees and directors (the “Participants”) to restructure our outstanding obligations under several consulting programs and deferred fee arrangements, which had provided for payments to the Participants after their retirement from us or from our Board of Directors. Under terms of the settlement, the

Participants agreed to relinquish all future payments due them under these consulting programs and deferred fee arrangements in return for an aggregate of 29,793 Common Stock purchase warrants, Series G. We were obligated to pay the Participants $50.00 for each warrant which remained unexercised on the June 1, 1998 warrant expiration date, payable in semiannual installments over two to ten years. As the warrants expired unexercised, at June 1, 1998 we accrued the present value of our payment obligations aggregating $836,000.

During fiscal 2003, we settled with one of these participants by paying an aggregate of $19,000 and fully retiring $64,000 of debt, resulting in a $45,000 gain from extinguishment of debt. During fiscal 2004, we settled with all remaining participants paying $465,000 to fully retire $996,000 of debt and accrued interest for a gain on extinquishment of debt of $531,000. There was no outstanding indebtedness to the participants at June 30, 2004.

Lease Commitments

Future minimum lease payments at June 30, 2004 were as follows (in thousands):

	Capital	Operating
	leases	leases
Fiscal 2005	$459	$2,473
Fiscal 2006	293	2,049
Fiscal 2007	125	2,042
Fiscal 2008	—	2,096
Fiscal 2009	—	2,134
Thereafter	—	4,193
Total	877	$14,987
Less: interest	(23)
Present value of minimum lease payments	$854

Rental expense for operating leases amounted to $2.2 million, $2.7 million and $2.3 million for fiscal 2004, 2003 and 2002, respectively.

NOTE 7—INCOME TAXES

In connection with the filing of our federal income tax return for fiscal year 1995, and acting on advice of our tax advisor, we filed for a refund to carry back losses described in Section 172(f) of the Internal Revenue Code of 1986, as amended (the “IRC”). Section 172(f) of the IRC provides for a ten year net operating loss (“NOL”) carryback for specific losses attributable to (1) a product liability or (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. As a result of these refund filings, in September and October 1995 we received federal income tax refunds totaling $1.9 million, net of costs associated with applying for such refunds, and recognized an income tax benefit of $1.1 million in the quarter ended December 31, 1995. The balance of the net refunds received, $761,000, was recorded as income taxes payable, pending resolution by the Internal Revenue Service (“IRS”) of the appropriateness and the amount of the 172(f) carryback.

Beginning in May 1997, we came under IRS audit with respect to such refund claims. In September 1998, we received tax deficiency notices from the IRS in which the IRS advised us that it was disallowing substantially all of the tax refunds received by us in 1995 which had been recorded as an income tax benefit.

In December 2001, we reached a settlement with the Appeals Division of the IRS concerning the Section 172(f) issues and finalized an installment payment plan in July 2003. At June 30, 2003, we had a total liability, including accrued interest, of $2.4 million of which $454,000 was short term. Installment payments that included principal and interest were established at $45,000 per month for 60 months. In June 2004 we paid approximately $2.0 million to fully retire the IRS liability.

The income tax provision (benefit), all current, consists of the following (in thousands):

	Year ended June 30,
	2004	2003	2002
Federal	$19	$—	$(169)
State	92	—	(56)
	$111	$—	$(225)

Temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

	June 30,
	2004	2003
Deferred tax assets:
Accrued employee benefits	$131	$481
Reserves and allowances	529	570
Domestic NOL carryforwards	15,611	15,887
Foreign NOL carryforwards	220	270
Depreciation	309	233
Other	466	640
Total deferred tax assets	17,266	18,081
Less valuation allowance	(17,266)	(18,081)
Net deferred tax assets after allowance	$—	$—

In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future income. Based on the level of historical losses, management believes that it does not have the basis to conclude that it is more likely than not that the deferred tax assets will be realized, and therefore, has recorded a 100% valuation allowance to offset the net deferred tax assets. The valuation allowance was $17.3 million and $18.1 million as of June 30, 2004 and 2003, respectively. The net change in the total valuation allowance for the years ended June 30, 2004, 2003 and 2002 was a decrease of $0.8 million, increase of $0.3 million and increase of $1.6 million, respectively.

The provision for income taxes for continuing operations differs from an amount computed using the statutory federal income tax rate as follows (in thousands):

	Year ended June 30,
	2004	2003	2002
Federal tax provision/(benefit) computed at statutory rate	$1,042	$(1,163)	$(1,754)
State income tax, net of federal benefit	60	—	(67)
Untaxed foreign earnings	(173)	(80)	(5)
Write-off or amortization of goodwill	—	143	13
Reduction in foreign NOL due to divestiture	—	775	—
Net change in valuation allowance	(815)	317	1,606
Adjustment to the deferred tax assets	(24)	-—	(34)
Other	21	8	16
Income tax provision (benefit) from continuing operations	$111	$—	$(225)

As of June 30, 2004, we had U.S. federal NOL carryforwards of approximately $43.0 million, expiring in 2005 through 2023, and state NOL carryforwards of $21.3 million, expiring in 2005 through 2013. At June 30, 2004, the NOL carryforward for federal alternative minimum tax purposes was approximately $40.2 million.

The utilization of net operating loss and credit carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions.

Pretax income (loss) from our U.S. continuing operations for fiscal 2004, 2003 and 2002 was $2.5 million, $(4.4) million and $(5.4) million, respectively. Pretax income from our Thailand operation for fiscal 2004, 2003 and 2002 was $575,000, $267,000 and $14,000, respectively.

Our Thailand operation was granted an investment promotion from the Thailand government, which includes exemption from corporate income taxes for a seven year period from the date operating income is first derived. This exemption expired in 2004. Prior to the purchase of our Thailand operation, Thailand had NOLs of approximately $900,000. As a result of the acquisition, we acquired deferred tax assets of $270,000 and a related valuation allowance of $270,000. These NOLs from prior years can be carried forward for at least five years after the expiration of the aforementioned investment promotion. At June 30, 2004, the Thailand NOLs amounted to approximately $735,000.

NOTE 8—STOCKHOLDERS’ EQUITY

Stock Option Plans

We have in effect several stock-based plans under which non-qualified and incentive stock options and restricted stock awards have been granted to employees and directors. Subject to the discretion of the Board of Directors (the “Board”), employee stock options generally become exercisable over a period of three years as determined by the Board, and generally have a 10-year exercise term when granted.

The exercise price of all incentive stock options must be equal to or greater than the market value of the shares on the date of grant. The exercise price of non-statutory stock options must be at least 85% of the market value of the Common Stock on the date of grant.

In November, 2003, the 2003 Equity Incentive Plan was adopted, which replaced and terminated, with respect to new awards to employees and directors, all previous stock-based plans adopted in 1993, 1996 and 1998. Options which were then outstanding under the 1993, 1996 and 1998 Plans were unaffected by the adoption of the 2003 Plan. Upon the adoption of the 2003 Plan, eligible non-employee directors received options to purchase an aggregate of 100,564 shares at an exercise price of $6.04, the market value of Common Stock on the grant date.

Prior to its termination in November 2003, under the Amended and Restated 1998 Non-Employee Directors Stock Plan, each eligible director received Company securities (Common Stock or stock options) valued at $1,000 for attendance at each Board meeting and $500 for attendance at each Board committee meeting. Additionally, annually each non-employee director received Company securities with a fair market value of $12,000 and each non-employee director was granted 5,000 stock options upon initial election or re-election to the board of directors. In fiscal 2003 and 2002, options to purchase a total of 77,061 and 15,516 shares, respectively, were granted to our non-employee directors at exercise prices ranging from $0.75 to $5.78 in 2003 and $2.40 to $7.75 in 2002. No options were granted in fiscal 2004 under the 1998 Plan. The fair value of Common Stock issued in connection with these director compensation plans is equal to the market value of Common Stock on the grant date. For purposes of our SFAS No. 123 disclosure, the fair value of stock options granted in connection with these director plans is determined using the Black-Scholes option pricing model (as discussed in Note 1) using data and assumptions as of the grant date. The exercise price of all stock options is equal to the market value at the date of grant. In fiscal 2002, we issued 254 shares of Common Stock for director compensation under the 1998 Plan.

Activity under the employee and non-employee director stock option plans for fiscal years 2004, 2003 and 2002 was as follows:

		Weighted average exercise price
	Shares	per share
Shares under option, June 30, 2001	573,757	$5.37
Granted	103,516	4.97
Expired or canceled	(68,330)	5.68
Exercised	(1,750)	4.25
Shares under option, June 30, 2002	607,193	$5.28
Granted	274,011	1.24
Expired or canceled	(321,020)	5.17
Exercised	—	—
Shares under option, June 30, 2003	560,184	$3.19
Granted	149,064	5.78
Expired or canceled	(46,891)	5.30
Exercised	(101,673)	3.79
Shares under option, June 30, 2004	560,684	$3.60

The following table summarizes information about shares under option at June 30, 2004:

	Outstanding			Exercisable
Range of exercise prices	Options outstanding	Expiration date (fiscal year end)	Weighted average exercise price	Options exercisable	Weighted average exercise price
$1.44 - 8.36	144,064	2014	$5.95	100,564	$5.62
$0.70 - 5.78	246,965	2013	$1.09	83,627	$1.33
$2.40 - 7.75	51,965	2012	$5.25	29,465	$5.46
$3.75 - 9.75	70,153	2011	$5.40	70,153	$5.40
$3.38 - 6.50	38,500	2010	$3.85	38,500	$3.85
$7.50 - 10.00	9,037	2009	$9.86	9,037	$9.86
Total	560,684		$3.60	331,346	$4.39

At June 30, 2004, under the 2003 Equity Incentive Plan there were  315,936 options available for future grants.

PREFERRED STOCK

In September 2003, we sold in a private placement 250,000 shares of convertible Series A Preferred Stock at $2.00 per share for gross offering proceeds of $500,000. The shares are convertible into common stock initially on a one-to-one basis and are redeemable, solely at the Company’s option, at 1.5 times the purchase price after 180 days from the date of issuance. Holders of Series A Preferred Stock have voting rights equal to holders of common stock on an as converted basis and enjoy a liquidation preference to any junior stock whereby preferred holders receive 1.5 times their initial investment plus any accrued dividends before any distributions to junior stockholders. Preferred holders are entitled to receive, on January 1 of each year, out of any assets legally available therefor, payable when, as and if declared by the Board, prior and in preference to any declaration or payment of any dividend on Junior Securities, dividends at the rate of 9% of the Purchase Price plus any accrued an unpaid dividends per annum. Such dividends shall accrue annually in arrears whether or not declared by the Board of Directors and shall be cumulative. If the Company declares and pays dividends or distributions on common stock then the holders of shares of Series A Preferred Stock are entitled to share in such dividends or distributions on a pro rata basis as if their shares had been converted into shares of common stock. Dividends accrued on the preferred stock amounted to $36,000 at June 30, 2004.

Subsequent to June 30, 2004, the 250,000 shares of preferred stock and accrued dividends of approximately $36,000 were converted into 268,369 shares of common stock.

WARRANTS

During fiscal 2004, the Company issued warrants to purchase 15,000 shares of common stock at $7.95 per share in exchange for professional services to be rendered over a 14-month period. The fair value of the warrants, which amounted to $91,000 at June 30, 2004, is being amortized to expense over the 14-month service period. In 2004, $26,000 was charged to administrative and selling expense.

NOTE 9—EARNINGS (LOSS) PER SHARE

The weighted average number of common shares outstanding includes the effect of preferred shares convertible into 250,000 common shares. Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is dilutive, of our outstanding employee stock options, the 8-1/2% Convertible Subordinated Debentures (which are convertible into 7,435 shares of Common Stock at $212.50 per share of Common Stock) and warrants to purchase 15,000 shares of common stock at $7.95 per share. The following is a summary of the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year ended, June 30,
	2004	2003	2002
Net income (loss)	$2,953	$(4,616)	$(5,984)
Weighted average shares:
Basic weighted average number of common shares outstanding	2,524,517	2,284,343	2,284,018
Diluted effect of outstanding
options to purchase common stock	239,606	—	—
Diluted weighted average number of common shares outstanding	2,764,123	2,284,343	2,284,018
Earnings (loss) per share:
Basic	$1.17	$(2.02)	$(2.62)
Diluted	$1.07	$(2.02)	$(2.62)

Options and warrants to purchase approximately 187,501 and 15,000 shares of common stock, respectively, at prices ranging from $6.04 to $10.00 that were outstanding at June 30, 2004 are not included in the computation of diluted earnings per share for the year ended June 30, 2004, because the exercise prices of these options and warrants were greater than the average market price of our common stock.

Because we had a net loss for the year ended June 30, 2003, there were no common stock equivalents that had a dilutive effect on earnings per share. However, if we had reported net income rather than a loss for the year ended June 30, 2003, the additional diluted shares outstanding would have been 4,322. Further, options to purchase approximately 479,436 shares of Common Stock at prices ranging from $0.79 to $10.00 would have been excluded from the computation of diluted earnings per share for the year ended June 30, 2003, because the impact of their inclusion would be anti-dilutive.

Because we had a net loss for the year ended June 30, 2002, there were no common stock equivalents which had a dilutive effect on earnings per share. However, if we had reported net income rather than a loss for the year ended June 30, 2002, the additional diluted shares outstanding would have been 172. Further, options to purchase approximately 603,500 shares of Common Stock at prices ranging from $3.38 to $10.00 would have been excluded from the computation of diluted earnings per share for the year ended June 30, 2003, because the impact of their inclusion would be anti-dilutive.

Convertible subordinated debentures aggregating $1,060,000 at June 30, 2004 and $1,580,000 at June 30, 2003 and 2002, due in 2008 and convertible at a price of $212.50 per share prior to maturity were outstanding during fiscal 2004, 2003 and 2002 but were excluded in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 10—OTHER FINANCIAL INFORMATION

Valuation and Qualifying Accounts and Reserves

Following is our schedule of valuation and qualifying accounts and reserves for fiscal years 2004, 2003 and 2002 (in thousands):

	June 30,
Allowance for Doubtful Accounts:	2004	2003	2002
Balance at beginning of period	$657	$380	$407
Charged to costs and expenses	59	521	70
Deductions	(49)	(20)	(97)
Sale of subsidiary	(261)	(224)	—
Balance at end of period	$406	$657	$380

NOTE 11—COMMITMENTS AND CONTINGENCIES

Environmental Matters

Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California. One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility. Under the terms of a cost sharing agreement, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord. We have paid $6,000, $2,000 and $15,000 as our share of the remediation costs for fiscal 2004, 2003 and 2002, respectively. There is no environmental insurance coverage for this remediation. At June 30, 2004, we had a reserve of $416,000 for future remediation costs. Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site. However, the future actual remediation costs could differ significantly from the estimates. Further, our portion could potentially exceed the amount of our reserve. Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition and results of operations.

NOTE 12—GEOGRAPHIC INFORMATION

We operate in a single business segment—the EMS industry. Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

	Year ended June 30,
	2004	2003	2002
Revenues:
United States	$82,702	$65,643	$63,146
Thailand	10,581	5,080	1,412
Total	$93,283	$70,723	$64,558
Long-lived assets:
United States	$4,448	$5,324
Thailand	1,655	217
Total	$6,103	$5,541

Northern Ireland revenues of $6,277,000 and $9,664,000 in 2003 and 2002, respectively, have been reported as a component of loss from discontinued operations in our consolidated statements of operations.

We had sales to two customers which accounted for 12.7% and 11.1% of revenues in fiscal 2004, sales to three customers which accounted for 16.8%, 11.1% and 8.8% of revenues in fiscal 2003, and sales to three customers which accounted for 18.9%, 16.2% and 10.4% of revenues in fiscal 2002.

NOTE 13—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables set forth certain unaudited financial data for each of the last eight quarters. This information, in management’s opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period (in thousands except earnings per share).

	Quarters ended
Fiscal 2004	Sep 30	Dec 31	Mar 31	Jun 30	Total
Revenues	$20,692	$20,132	$22,556	$29,903	$93,283
Gross profit	$2,684	$2,209	$2,388	$4,183	$11,464
Net Income	$1,312	$258	$148	$1,235	$2,953
Earnings per share—basic	$0.58	$0.11	$0.06	$0.47	$1.17
Earning per share—diluted	$0.56	$0.09	$0.05	$0.42	$1.07

	Quarters ended
Fiscal 2003	Sep 30	Dec 31		Mar 31	Jun 30	Total
Revenues	$17,587	$15,457		$17,430	$20,249	$70,723
Gross profit	$1,537	$895		$1,920	$2,651	$7,003
(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(649)	$(3,132)		$(294)	$1,073	$(3,002)
Net (loss) income	$(1,203)	$(3,542	)(A)	$(1,050)	$1,179	$(4,616)
Basic and diluted (loss) earnings per share before cumulative effect of change in accounting principle	$(0.29)	$(1.36)		$(0.13)	$0.47	$(1.31)
Basic and diluted (loss) earnings per share	$(0.53)	$(1.55)		$(0.46)	$0.52	$(2.02)

(A)       Included in net loss for the three months ended December 31, 2002 are costs incurred in connection with the closure and transition of the Company’s San Diego facility of approximately $1.6 million consisting of severance cost of $287,000, write-off of leasehold improvements of $370,000 and accrual of remaining lease obligation of $4,011,000, less sublease income of $3,038,000.

The loss from continuing operations for fiscal 2003 above does not include the results from our European operations, such results being aggregated in our consolidated financial statements as “Loss from discontinued operations”. Europe revenues excluded in the table below that were previously reported in the first and second quarters of fiscal 2003 on the Company’s Forms 10-Q for those periods were $3.1 million and $1.8 million, respectively.