Form 10-K/A
period 2004-06-25
SMTEK INTERNATIONAL INC
filed 2004-10-22
CIK 26987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 1-08101

SMTEK INTERNATIONAL, INC.

Exact Name of Registrant as Specified in Its Charter

DELAWARE	33-0213512
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification)
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

Explanatory Note

This Annual Report on Form 10-K is hereby amended only to include disclosures required in Part III and Part IV.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information about our directors and executive officers as of September 24, 2004 is provided below:

Name	Age	Title
Kirk A. Waldron	41	Interim President, Senior Vice President and Chief Financial Officer and Secretary
Richard E. Fitzgerald	37	Vice President, Operations
Robert Miller	44	Vice President, Sales & Marketing
James P. Burgess	73	Chairman of the Board of Directors
Kimon Anemogiannis	42	Director
Steven M. Waszak	46	Director
Robert T. Howard	49	Director
Edward J. Smith	42	Director

Mr. Waldron joined us in fiscal year 2001 as Chief Financial Officer and Treasurer. In May 2002, he became Senior Vice President, in addition to his previous duties as Chief Financial Officer and Treasurer. In September 2004, Mr. Waldron was named interim President. Before joining us, Mr. Waldron was a Director, President and Chief Executive Officer of AML Communications, Inc., a manufacturer of amplifiers for wireless communications, from February 1999 until February 2001 and, before that, served as AML’s Chief Financial Officer from 1996 through February 1999. From 1994 to 1996, Mr. Waldron was Chief Financial Officer at Dynamotion/ATI Corp., a manufacturer of drills and routers for the integrated circuit board industry. Mr. Waldron is a Certified Public Accountant and holds a B.S. in Business Administration from the University of Southern California.

Mr. Fitzgerald joined us in September 2002 as the Director of Operations. In July 2003, he became Vice President of Operations. Before joining us, Mr. Fitzgerald was in charge of Satellite and Wireless Operations for California Amplifier, a manufacturer of integrated microwave solutions. Previous to Cal-AMP, Mr. Fitzgerald worked at Intel Corporation, a manufacturer of chips, boards, systems, and software for the computing and communications industries, for Intel’s New Mexico site. Mr. Fitzgerald served in the U.S. Marines for 12 years and holds a Bachelor of Science degree in Business Management, Organizational Development from the University of Maryland.

Mr. Miller joined us in January 2004 as Vice President of Sales and Marketing. Mr. Miller has over 15 years of experience in leading sales, supply-chain management and operations teams. Before joining us, Mr. Miller was the regional director at Future Electronics, a distributor of electronics components, where he was selling high velocity supply-chain management programs. Mr. Miller studied Business Administration at Arizona State University. Mr. Miller is currently on the board of directors of Orangewood Children’s Foundation.

Dr. Anemogiannis works as a corporate consultant since retiring, in December 2001, as President and Chief Executive Officer of Sawtek, Inc., a Nasdaq traded company that was an original surface acoustic wave manufacturer that merged earlier in 2001 into Triquint, Inc., a semi-conductor company. Prior to joining Sawtek, Dr. Anemogiannis held various engineering positions for the surface acoustic wave group at Siemens Matsushita Components (now known as EPCOS, AG, a manufacturer of passive electronic components based in Munich, Germany from August 1986 to July 1995. Dr. Anemogiannis has a M.S. degree and a Ph.D. degree in Electrical Engineering from the Technical University of Munich. Dr. Anemogiannis has been a member of our Board of Directors since 2002.

Mr. Waszak has served, since 2001, as the Chief Financial Officer of Internet Photonics, Inc., a company that develops and markets a platform of carrier-class transport and access solutions for telecommunication service providers, cable MSO’s and large enterprises. Previously, he held the position of Chief Financial Officer and Chief Operations Officer with Sonoma Systems, Inc., a company that was acquired by Nortel Networks in 2001. Mr. Waszak is a certified public accountant who began his accounting career with Deloitte & Touche in 1988. He has over twenty years experience in operations, finance, and senior management in technology companies. Mr. Waszak has been a member of our Board of Directors since 2002.

Mr. Howard is the President and Chief Executive Officer of TMW Enterprises, Inc., a private equity investment company with primary investments in real estate, marketable securities, and several manufacturing businesses including electronic manufacturing services. Prior to joining TMW Enterprises in April 2001, Mr. Howard served as CFO of Electronic Products Integration Corporation (EPIC), a privately held contract manufacturer serving the EMS industry. In addition, he has over twenty years of broad-based experience in manufacturing and the financial services industry. Mr. Howard currently serves as a director in nearly all of TMW Enterprise’s affiliated companies and, until June 2004, served as Chairman of the Board for EPIC. Mr. Howard has been a member of our Board of Directors since 2003.

Mr. Smith was our President and Chief Executive Officer until his resignation effective September 18, 2004. Mr. Smith joined us in January 2002 as Vice President, Business Development and he became President and Chief Executive Officer in May 2002. Before joining us, Mr. Smith held the position of senior sales executive with Avnet, Inc., a leading supplier of electronic components from 1994 through January 2002. In addition, he has over twenty years experience in various managerial roles in the electronics sales and distribution industry. Mr. Smith serves as a director of the Ventura County, California chapter of the American Red Cross. Mr. Smith has been a member of our Board of Directors since 2003.

Mr. Burgess has served as our Chairman of the Board since February 2002. He is also a corporate consultant after serving as Vice President of Trilogy Marketing, Inc., a manufacturers’ representative firm for electronics products companies, from 1996 through 1999. From 1995 to 1996, Mr. Burgess served as Vice President of Alcoa Fujikura Limited, a supplier of electrical products to the automotive industry. Mr. Burgess served as Vice President of Electro-Wire Products, Inc., an electrical distribution company, from 1985 to 1995, prior to the acquisition of that company by Alcoa Fujikura Limited. Mr. Burgess has been a member of our Board of Directors since 1998.

Each of our directors serves for one year or until his or her successor is duly elected. None of our executive officers or directors is related either by blood or marriage. In June 1997, we agreed to provide Mr. Wheeler, our largest stockholder, with the right to nominate two individuals for the Board. The Board members who are considered nominated pursuant to this understanding are Messrs. Burgess and Howard. Mr. Howard is employed as the President and Chief Executive Officer of TMW Enterprises, Inc., an entity owned, in whole or in part, by Mr. Wheeler. See also “Certain Relationships and Related Transactions.” Aside from the understanding between us and Mr. Wheeler regarding his two nominees, there are no arrangements or understandings between the listed individuals and any other person pursuant to which those individuals were selected or nominated as an officer or director.

Director Independence

NASDAQ Marketplace Rule 4350 requires that a majority of our directors be “independent,” as defined by NASDAQ Marketplace Rule 4200(a)(15). Our Board of Directors has reviewed the independence of our directors pursuant to NASDAQ Marketplace Rule 4350 and considered whether any transactions or relationships exist currently or, during the past three years existed, between each director, or certain family members of each director, and us or our subsidiaries and affiliates, senior management or their affiliates, equity investors or independent auditors. As a result of this review, our Board of Directors has determined that all directors, except Mr. Smith, who was our Chief Executive Officer, and Mr. Howard, who is an employee of our largest stockholder, are “independent” under the applicable NASDAQ Marketplace rules.

Audit Committee

We have a standing Audit Committee that assists the Board in the oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements that relate to financial reporting matters, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors, compliance with our code of ethics for our chief executive officer and senior financial officers and compliance with our code of conduct for all of our personnel. The Audit Committee consists of Directors Waszak, as Chairman, Burgess and Anemogiannis. The Board of Directors has determined that all members of the Audit Committee are “independent” within the meaning of the applicable listing standards for the National Association of Securities Dealers and all possess the applicable financial literacy requirements of the Securities and Exchange Commission and the listing standards for the NASDAQ Stock Market. The Board has determined that Mr. Waszak is the “audit committee financial expert,” as such term is defined by the SEC.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies in varying respects to our directors, officers and employees. This Code of Conduct and Ethics is posted on our website in the section entitled “Investor Relations” at www.smtek.com. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct and Ethics by posting such amendment or waiver on our website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the National Association of Securities Dealers. Executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons, we believe that, with respect to fiscal year 2004, all filing requirements applicable to our officers, directors and 10% stockholders were met, except for the following, each of which was inadvertently filed late: one Form 4 filed by Mr. Smith reporting one transaction, one Form 4 filed by Mr. Waldron reporting one transaction, one Form 4 filed by Mr. Fitzgerald reporting one transaction, two Form 4s filed by Mr. Burgess reporting five transactions, one Form 4 filed by Mr. Howard reporting one transaction, one Form 4/A filed by Mr. Anemogiannis to amend a previously timely filed Form 4 reporting one transaction, one Form 4/A filed by Mr. Waszak to amend a previously timely filed Form 4 reporting one transaction.

Item 11.   EXECUTIVE COMPENSATION

Executive Compensation

The following table provides certain summary information concerning the compensation earned for services rendered during the 2002, 2003 and 2004 fiscal years by our Chief Executive Officer and the other most highly compensated executive officers whose aggregate salary and bonus for the 2004 fiscal year were in excess of $100,000. The listed individuals are sometimes referred to herein as the “named executive officers.”

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards: Stock Options	All Other Compensation
Name and Principal Positions	Year	Salary	Bonus	Other(D)	(#)	(E)
Edward J. Smith(A)	2004	$200,000	$150,000	$10,300	—	—
President & CEO	2003	200,000	50,000	10,300	70,000	—
	2002	53,200	—	22,300	15,000	—
Kirk A. Waldron(B)	2004	$170,000	$67,500	$7,400	—	625
Senior Vice President and CFO	2003	170,000	35,000	7,700	15,000	—
	2002	140,000	15,000	—	10,000	1,700
Richard E. Fitzgerald(C)	2004	$140,000	$67,500	$7,600	—	—
Vice President of Operations	2003	94,600	30,000	—	17,500	—

(A)  Mr. Smith was appointed President and Chief Executive Officer on May 13, 2002. Prior to that, Mr. Smith joined us in January 2002 as the Vice President, Business Development. His reported salary for fiscal 2002 represents his salary from his hiring in January 2002 to fiscal year end. Mr. Smith resigned his executive officer positions effective September 18, 2004 and continues to serve as a member of our Board of Directors.

(B)        Mr. Waldron was designated interim President by our Board of Directors on August 27, 2004 effective September 18, 2004.

(C)        Mr. Fitzgerald was appointed Vice President of Operations in July 2003. Prior to that, Mr. Fitzgerald joined us in September 2002 as the Director of Operations. His reported salary for fiscal 2003 represents his salary from his hiring in September to fiscal year end.

(D)       Amounts consist of automobile expenses $22,900 for Mr. Smith ($10,300 in 2004, $10,300 in 2003 and $2,400 in 2002), $15,100 for Mr. Waldron ($7,400 in 2004 and $7,700 in 2003) and $7,600 for Mr. Fitzgerald for fiscal 2004 and sales commissions of $19,900 for Mr. Smith for fiscal 2002 when Mr. Smith was Vice President, Business Development.

(E)        Fiscal 2004 amount consists of life insurance premiums paid on behalf of the named executive officer and, for fiscal 2002, 401(k) plan employer contributions allocated to the named executive officer’s account.

Stock Options

We did not grant stock options to the Named Executive Officers in fiscal year 2004.

FISCAL YEAR END OPTION VALUES

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable / Unexercisable	Value of Unexercised In-The- Money Options at FY-End ($) Exercisable / Unexercisable(A)
Edward J. Smith	28,750/16,250	$128,425/$340,725
Kirk A. Waldron	15,000/30,000	54,275/74,025
Richard E. Fitzgerald	5,625/16,875	36,056/108,169

(A)  The value of unexercised in-the-money options is based upon the fair market value for Common Stock on June 25, 2004, the last day of the 2004 fiscal year, of $7.28 less the applicable exercise price.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Burgess and Waszak. Neither of these directors was an officer or employee of ours at any time during the 2004 fiscal year or at any other time. None of our current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serve as a member of the Company’s Board or Compensation Committee.

Director Compensation

Pursuant to the 2003 Equity Incentive Plan, each non-employee director is automatically granted a stock option to purchase 5,000 shares of Common Stock upon initial election or re-election to the Board. Each option granted is immediately exercisable upon the grant date and has a ten-year term. In addition, on July 1st of every year, each non-employee director receives cash compensation of $12,000. Every quarter, each non-employee director receives compensation of $1,000 for each meeting of the Board attended in person or by telephone during the past fiscal quarter and $500 for each committee meeting attended in person or by telephone during the past fiscal quarter (if such committee meetings are not held on the same day as meetings of the Board). The Chairman of the Board received an additional $5,000 each month during the 2004 fiscal year. Directors are reimbursed for their travel and other related expenses.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Mr. Smith had a written contract with us, effective May 14, 2002 that was voluntarily terminated by Mr. Smith effective September 18, 2004. Pursuant to the contract, Mr. Smith’s base salary was initially $250,000, subject to adjustment, with a bonus opportunity based upon the achievement of goals and objectives to be established by the Board. Mr. Smith’s employment was “at will.” He would have been entitled to a one-year severance if terminated without cause. He was also entitled to this severance if (a) he terminated his employment if our headquarters was relocated more than 20 miles from Moorpark, California, (b) he was required to report for employment duties more than 20 miles from Moorpark, California or (c) he resigned pursuant to a direct request from the Board. Mr. Smith is subject to confidentiality, non-solicitation and non-competition clauses pursuant to this contract. He was also entitled to receive a company vehicle for transportation, among other benefits. Pursuant to the contract, Mr. Smith was entitled to receive an additional option to purchase 45,000 shares of Common Stock that would vest over a three-year period. Such options were granted subsequent to fiscal year-end from the 2003 Equity Incentive Plan (“2003 Plan”).

Mr. Waldron has a written contract with us, effective July 1, 2004. In the contract, Mr. Waldron’s base salary was initially $170,000 per year, subject to adjustment, with a bonus opportunity based upon the achievement of goals and objectives to be established by the Board. Mr. Waldron’s employment is “at will.” He is entitled to a one-year severance if terminated without cause. He is also entitled to this severance if (a) he terminates his employment after our headquarters is relocated more than 20 miles from Moorpark, California, (b) he is required to report for employment duties more than 20 miles from Moorpark, California or (c) he resigns pursuant to a direct request from the Chief Executive Officer or the Board. Mr. Waldron is subject to confidentiality, non-solicitation and non-competition clauses pursuant to this contract. He is also entitled to receive a company vehicle for transportation, among other benefits.

Mr. Fitzgerald has a written contract with us, effective July 1, 2004. In the contract, Mr. Fitzgerald’s base salary was initially $140,000 per year, subject to adjustment, with a bonus opportunity based upon the achievement of goals and objectives to be established by the Board. Mr. Fitzgerald’s employment is “at will.” He is entitled to one-year of severance if terminated without cause. He is also entitled to this severance if (a) he terminates his employment after our headquarters is relocated more than 20 miles from Moorpark, California, (b) he is required to report for employment duties more than 20 miles from Moorpark, California or (c) he resigns pursuant to a direct request from the Chief Executive Officer or the Board. Mr. Fitzgerald is subject to confidentiality, non-solicitation and non-competition clauses pursuant to this contract. He is also entitled to receive a company vehicle for transportation, among other benefits.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of the end of the 2004 fiscal year with respect to the shares of Common Stock that may be issued under our existing equity compensation plans.

	A	B	C
Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Available for Future Issuance under Equity Compensation Plans (Excluding Securities listed in Column A)
Equity Compensation Plans Approved by Stockholders(1)	560,684	$3.67	325,936	(2)
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	560,684	$3.67	325,936	(2)

(1)          Consists of the Amended and Restated 1996 Stock Incentive Plan (“1996 Plan”), the Amended and Restated Non-Employee Directors Stock Plan (“1998 Plan”) and the 2003 Plan.

(2)          Consists of shares of Common Stock available for future issuance under the 2003 Plan. There are no shares of Common Stock available for future issuance under the 1996 Plan or the 1998 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership, as of October 8, 2004, concerning: (a) each beneficial owner of more than 5% of the outstanding capital stock of the Company; (b) each of our current directors and executive officers; and (c) all of our current directors and executive officers as a group.

Name/Address of Beneficial Owner	Number of Shares of Common Stock		Percent of Class(A)
Thomas M. Wheeler 801 W. Big Beaver Road, Suite 201 Troy, Michigan 48084	881,812	(B)	32.71%
Mr. Gene Haas Trustee of the Gene Haas Trust DTD 3-9-99 2800 Sturgis Road Oxnard, CA 93030	268,369	(C)	9.95

Directors & Officers
James P. Burgess	80,365	(D)	2.93
Edward J. Smith	47,750	(E)	1.75
Kimon Anemogiannis	48,096	(F)	1.75
Steven M. Waszak	48,096	(G)	1.75
Robert T. Howard	49,473	(H)	1.44
Kirk A. Waldron	33,750	(I)	1.24
Richard E. Fitzgerald	1,875	(J)	*
Directors and executive officers as a group (8 persons)	309,405	(K)	10.44

*                    Represents less than 1% of the outstanding shares.

(A)       Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Common Stock subject to options or warrants exercisable within 60 days of September 26, 2003 are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, the Company believes the stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Percentage of ownership is based on shares of Common Stock as of October 8, 2004.

(B)        According to Schedule 13D filed on February 15, 2002. Includes 10,000 shares of Common stock subject to an option granted to Mr. Howard.

(C)        Represents shares of Common Stock issued upon conversion in 2004 of all shares of Series A Preferred Stock held by The Gene Haas Trust.

(D)       Includes 50,806 shares of Common Stock underlying options that are exercisable within 60 days.

(E)        Includes 36,250 shares of Common Stock underlying options that are exercisable within 60 days.

(F)         Includes 48,096 shares of Common Stock underlying options that are exercisable within 60 days.

(G)      Includes 48,096 shares of Common Stock underlying options that are exercisable within 60 days.

(H)      Includes 39,473 share underlying options as well as 10,000 shares of Common Stock underlying an option granted by Mr. Wheeler. All options are exercisable within 60 days.

(I)            Includes 33,750 shares of Common Stock underlying options that are exercisable within 60 days.

(J)           Includes 1,875 shares of Common Stock underlying options that are exercisable within 60 days.

(K)       Includes 268,346 shares of Common Stock underlying options that are exercisable within 60 days.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 30, 1997, we borrowed $2 million from Mr. Wheeler. As one of the conditions to obtaining the $2 million loan from Mr. Wheeler, we agreed to give Mr. Wheeler the right to nominate two individuals for us Board of Directors. Although the loan was repaid in May 1999, it was the understanding of Mr. Wheeler and us that Mr. Wheeler would have the ongoing right to nominate two individuals for directorships. The Board members who are considered nominated pursuant to this understanding are Messrs. Burgess and Howard.

We believe all transactions with our affiliates have been entered into on terms no less favorable to us than we could have been obtained from independent third parties. We intend that any transactions and permissible loans with officers, directors and 5% or greater stockholders, following the date of this proxy statement, will be on terms no less favorable to us than the Company could be obtained from independent third parties and will be approved by our audit committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.   The fees billed by PricewaterhouseCoopers LLP for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the 2004 and 2003 fiscal years and the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2004 and 2003 fiscal years were $138,650 and $102,500, respectively.

Audit-Related Fees.   The audit-related fees paid to PricewaterhouseCoopers LLP for the 2004 and 2003 fiscal years were $31,950 and $5,810, respectively, and consisted of fees for various accounting consultations, primarily reviewing our Current Reports on Form 8-K and GAAP consultations.

Tax Fees.   Tax fees paid to PricewaterhouseCoopers LLP for the 2004 and 2003 fiscal years were $27,295 and $41,896, respectively, and consisted of fees related to the review of our corporate tax returns.

The Audit Committee has determined that all non-audit services provided by PricewaterhouseCoopers LLP are compatible with maintaining PricewaterhouseCoopers LLP’s independence.

The audit committee has exclusive authority to pre-approve non-audit services, but the audit committee may delegate this authority to one or more independent members of the audit committee pursuant to specific, detailed pre-approval policies and procedures adopted by the audit committee. Any committee member acting under delegated authority must report to the full audit committee at each regularly scheduled audit committee meeting.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The consolidated financial statements were set forth under Item 8 of Part II of the Annual Report on Form 10-K filed by us on September 2, 2004.

(a)(2)   Financial Statement Schedules

The financial statement schedules were omitted because they were either not applicable or the information was included in the notes to consolidated financial statements.

(a)(3)   EXHIBITS:

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

3.1	Amended and Restated Certificate of Incorporation of SMTEK International, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).
3.2	Bylaws of the Company, amended and restated effective August 23, 2000 (incorporated by reference to Exhibit 3.2 of the Company’s 2000 Annual Report on Form 10-K, filed on August 28, 2000).
4.1

Indenture dated July 15, 1988, applicable to the Company’s 8 1/2% Convertible Subordinated Debentures due August 1, 2008 (incorporated by reference to Exhibit 4-c of the Company’s 1988 Annual Report on Form 10-K, filed on September 22, 1988).

4.2

Supplemental Indenture relating to the Company’s 8 1/2% Convertible Subordinated Debentures due August 1, 2008 (incorporated by reference to Exhibit 4-b of the Company’s 1991 Annual Report on Form 10-K, filed on September 25, 1991).

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

10.8

Credit and Security Agreement dated September 19, 2003, by and among Wells Fargo Business Credit, Inc., SMTEK International, Inc., Jolt Technology, Inc., SMTEK New England, Inc., SMTEK Santa Clara, Inc. and Technetics, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on October 31, 2003).

10.9

First Amendment to Credit and Security Agreement, dated June 25, 2004, by and among Wells Fargo Business Credit, Inc., SMTEK International, Inc., SMTEK New England, Inc., SMTEK Santa Clara, Inc. and Technetics, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).

10.10

Credit Facility Agreement, dated May 6, 2004, by and between Bank Thai Public Company Limited and SMTEK International (Thailand) Company limited (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).

10.11

Guarantee Agreement, dated May 6, 2004, by and between Bank Thai Public Company Limited and SMTEK International, Inc. (incorporated by reference to Exhibit 10.2 or the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004).

10.12

Lease between SMTEK New England and Cedar Marlboro Realty Corporation dated November 1, 2002 (including Guaranty) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, filed on February 11, 2002).

10.13	Single-Tenant Commercial Space Lease Between SMTEK Santa Clara and Deerfield Scott LLC dated June 10, 2002.

10.14*

Amended and Restated Employment Agreement between the Company and Edward J. Smith. (incorporated by reference to Exhibit 10.14 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).

10.15*

Amended and Restated Employment Agreement between the Company and Kirk A. Waldron. (incorporated by reference to Exhibit 10.15 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).

10.16*	Employment Agreement between the Company and Richard E. Fitzgerald. (incorporated by reference to Exhibit 10.16 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).
10.17*	Employment Agreement between the Company and Robert Miller. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 7, 2004).
10.18*	Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on October 5, 2004.
10.19

Series A Preferred Stock Purchase Agreement, dated as of September 8, 2003, by and between the Company and The Gene Haas Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2003).

10.20

Registration Rights Agreement, dated as of September 8, 2003, by and between the Company and The Gene Haas Trust (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 8, 2003).

21	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).
23.1

Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. (incorporated by reference to Exhibit 21 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).

23.2	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (incorporated by reference to Exhibit 21 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1	Section 1350 Certification of Principal Executive Officer. (incorporated by reference to Exhibit 21 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).
32.2	Section 1350 Certification of Principal Financial Officer. (incorporated by reference to Exhibit 21 of the Company’s 2004 Annual Report on Form 10-K filed on September 2, 2004).

*                    Indicates management compensation plan, contract or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

+                Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 22, 2004.

Smtek International, Inc.
/s/ Kirk A. Waldron
Kirk A. Waldron
Interim President, Senior Vice President and
Chief Financial Officer

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

Signature	Title	Date
/s/ Kirk A. Waldron	Interim President and Chief Financial	October 22, 2004
Kirk A. Waldron	Officer (principal executive, financial and accounting officers)
/s/ James P. Burgess	Chairman of the Board	October 22, 2004
James P. Burgess
/s/ Kimon Anemogiannis	Director	October 22, 2004
Kimon Anemogiannis
/s/ Steven M. Waszak	Director	October 22, 2004
Steven M. Waszak
/s/ Robert T. Howard	Director	October 22, 2004
Robert T. Howard
/s/ Edward J. Smith	Director	October 22, 2004
Edward J. Smith