Form 10-Q
period 2004-09-24
SMTEK INTERNATIONAL INC
filed 2004-11-08
CIK 26987

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: SEPTEMBER 24, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 1-08101

SMTEK INTERNATIONAL, INC.

Exact Name of Registrant as Specified in Its Charter

DELAWARE	33-0213512
State or Other Jurisdiction of Incorporation or Organization:	I.R.S. Employer Identification No.

200 Science Drive, Moorpark, CA  93021

(805) 532-2800

(Address, including zip code, and telephone number, including area code, of registrant’s principal. Executive offices)

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

The registrant had 2,700,745 shares of Common Stock outstanding as of October 22, 2004.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share amounts)

	September 30, 2004	June 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$522	$406
Marketable securities	253	210
Accounts receivable, less allowance for doubtful accounts of $407 and $406, as of September 30, 2004 and June 30, 2004, respectively	18,148	13,734
Inventories	14,496	12,971
Prepaid expenses	734	608
Total current assets	34,153	27,929

Property, equipment and improvements, net of accumulated depreciation and amortization	6,014	6,103
Other assets, net	442	471
	$40,609	$34,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,486	$1,371
Accounts payable	16,113	13,536
Other accrued liabilities	2,869	2,943
Total current liabilities	20,468	17,850

Long-term liabilities:
Long-term bank line of credit payable	10,569	8,648
Long-term debt and other	3,288	3,264
Total liabilities	34,325	29,762

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding at June 30, 2004	—	475
Common stock, $.01 par value; 20,000,000 shares authorized; 2,695,995 and 2,386,016 issued and outstanding at September 30, 2004 and June 30, 2004, respectively	27	24
Additional paid-in capital	38,164	37,465
Accumulated deficit	(31,942)	(33,279)
Accumulated other comprehensive loss	35	56
Total stockholders’ equity	6,284	4,741
	$40,609	$34,503

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands except per share amounts)

	Three Months Ended September 30,
	2004	2003
Revenues	$29,855	$20,692
Cost of goods sold	26,192	18,007
Gross profit	3,663	2,685

Operating expenses:
Administrative and selling	2,009	2,027
Total operating expenses	2,009	2,027
Operating income	1,654	658
Non-operating income (expense):
Interest expense, net	(213)	(215)
Other income, net	25	908
Total non-operating (expense) income, net	(188)	693

Income before income taxes	1,466	1,351
Income tax provision	129	37
Net income	$1,337	$1,314

Net income per share - basic	$0.50	$0.58

Net income per share - diluted	$0.45	$0.56

Shares used in computing basic and diluted earnings per share:
Basic	2,671	2,284
Diluted	3,001	2,362

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$1,337	$1,314
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	480	454
Unrealized gain on marketable securities	(43)	—
Expense of warrants issued for professional services	48	—
Gain on retirement of debt	—	(817)
Changes in operating assets and liabilities
Accounts receivable	(4,414)	(1,307)
Inventories	(1,524)	(813)
Accounts payable	2,577	1,350
Accrued liabilities	(38)	(16)
Prepaid expense	(89)	(424)
Net cash used in operating activities	(1,666)	(259)

Cash flows from investing activities:
Capital expenditures	(391)	(118)
Net cash used in investing activities	(391)	(118)

Cash flows from financing activities:
Proceeds from bank lines of credit	1,921	1,229
Proceeds from equipment line of credit	407	—
Repayments of short-term debt	—	(398)
Repayments of long-term debt	(268)	(607)
Proceeds from the exercise of stock options	135	—
Proceeds from the issuance of preferred stock	—	500
Costs related to new credit facility	—	(134)
Net cash provided by financing activities	2,195	590

Effect of exchange rate changes on cash	(22)	50
Increase in cash and cash equivalents	116	263

Cash and cash equivalents at beginning of period	406	583
Cash and cash equivalents at end of period	$522	$846

Supplemental cash flow information:
Interest paid	$202	$136

250,000 shares of Series A Preferred Stock and accrued dividends of $36,000 were converted into an aggregate of 268,369 shares of common stock.

See accompanying notes to unaudited condensed consolidated financial statements.

SMTEK INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2004 and 2003

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

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company.  The loss on the sale of Jolt was approximately $85,000 and was recognized in the second quarter of the fiscal year ended June 30, 2004 as a non-operating expense.  The results of operations of Jolt are included in the accompanying Condensed Consolidated Statement of Operations in the first quarter of fiscal 2004 ended September 30, 2003.  For further discussion, see Note 2.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates and such differences may be material to the financial statements.  The results of operations for the three months ended September 30, 2004 are not necessarily indicative of results for the entire fiscal year ending June 30, 2005.

As permitted under applicable rules and regulations of the Securities and Exchange Commission, certain notes and other information are condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q.  Therefore, these condensed financial statements should be read in conjunction with our 2004 Annual Report on Form 10—K as filed with the Securities and Exchange Commission on September 2, 2004 and the amendment thereto on form 10-K/A as filed on October 22,2004.

Marketable Securities

Our marketable securities consist of an investment in common stock of a public company which, for accounting purposes, is classified as trading securities.  Accordingly, the investment is marked to market quarterly with the change in value being recorded in the statement of operations.  For the three months ended September 30, 2004, we recognized an unrealized gain on marketable securities of approximately $43,000 that was recorded as non-operating income in the accompanying unaudited Condensed Consolidated Statements of Operations.  Management’s intention is to sell off the shares of such public company as the market allows.  At September 24, 2004, the last business day of our first quarter of fiscal 2005, we held 168,500 shares with a fair market value of $1.50 per share.

Restructuring Costs

In connection with the closure and transition of the Company’s San Diego facility in the second quarter of 2003, we incurred approximately $1.6 million in expenses consisting of severance costs of $287,000, write-off of leasehold improvements of $370,000 and accrual of remaining lease obligation of $4,011,000 less sublease income of $3,038,000.  All severance costs were paid out and, of the $973,000 lease-related commitments, $473,000 has been paid out, resulting in a reserve at September 30, 2004 of $500,000 of which $150,000 is recorded in accrued liabilities and $350,000 is recorded in long-term debt.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of SMTEK International, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

	Three Months Ended September 30,
	2004	2003

Net income as reported	$1,337	$1,314
Deduct total stock-based employee compensation expense under fair value-based method for all awards, net of tax	(46)	(65)
Pro forma net income	$1,291	$1,249

Pro forma earnings per share - basic	$0.48	$0.55
Pro forma earnings per share - diluted	$0.43	$0.53

Accounting Period

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2004 fell on June 25, 2004.  In the accompanying unaudited condensed consolidated financial statements, the 2004 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation.  The actual interim periods ended on September 24, 2004 and September 26, 2003.

NOTE 2 - SALE OF SUBSIDIARY

On January 9, 2004, we sold our subsidiary Jolt Technology, Inc. (aka SMTEK Fort Lauderdale), located in Fort Lauderdale, Florida, for approximately $940,000 in cash to the president of Jolt and an affiliated investor of the Company.  The loss on the sale of Jolt was approximately $85,000 and was recognized in the second quarter of fiscal 2004 ended December 31, 2003.  Jolt’s revenues, cost of goods sold and operating income of $839,000, $619,000 and $62,000, respectively, and the results of operations of Jolt for the three months ended September 30, 2003 were included in the accompanying unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

Net assets of Jolt as of the sale date of January 9, 2004 consisted of the following (in thousands):

Current assets	$1,026
Property, equipment and improvements	58
Other assets	20
Current liabilities	(79)
Net assets	$1,025

There were no results of operations for Jolt in the current quarter ended September 30, 2004.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if convertible securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

Common stock equivalents used in the determination of diluted earnings per share include the effect, when such effect is dilutive, of our outstanding employee stock options, the 8-1/2% Convertible Subordinated Debentures (which are convertible into 4,988 shares of common stock at $212.50 per share of common stock), warrants to purchase 15,000 shares of common stock at $7.95 per share (see Note 8 to the unaudited Condensed Consolidated Financial Statements) and, for September 30, 2003 only, the Series A Preferred Stock (which is convertible into 250,000 shares of common stock at $2.00 per share of common stock, see Note 7 to the unaudited Condensed Consolidated Financial Statements).  The following is a summary of the calculation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003

Net income	$1,337	$1,314

Weighted average shares:
Basic weighted average number of common shares outstanding	2,671,037	2,284,343
Dilutive effect of outstanding common stock equivalents	329,999	77,254

Diluted weighed average number of common shares outstanding	3,001,036	2,361,597

Earnings per share - basic	$0.50	$0.58

Earnings per share - diluted	$0.45	$0.56

Options to purchase approximately 13,092 shares of common stock at prices ranging from $9.75 to $10.00 which were outstanding at September 30, 2004, are not included in the computation of diluted earnings per share for the three months ended September 30, 2004, because the exercise price of these options was greater than the average market price of our common stock and the effect would be antidilutive.  Options to purchase approximately 325,992 shares of common stock at prices ranging from $1.50 to $10.00 which were outstanding at September 30, 2003, are not included in the computation of diluted earnings per share for the three months ended September 30, 2003, because the exercise price of these options was greater than the average market price of our common stock and the effect would be antidilutive.

Convertible subordinated debentures aggregating $1,060,000, due in 2008 and convertible at a price of $212.50 per share at any time prior to maturity were outstanding during the three months ended September 30, 2004 and September 30, 2003 but were not included in the computation of diluted earnings per share due to their antidilutive effect.

NOTE 4 - INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2004	June 30, 2004
Raw materials	$8,235	$7,209
Work in process	5,832	5,285
Finished goods	429	477
Total inventories	$14,496	$12,971

Note 5 - PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following (in thousands):

	September 30, 2004	June 30, 2004
Land	$491	$498
Buildings and improvements	1,965	1,835
Plant equipment	13,480	13,265
Office and other equipment	1,757	1,704
Less accumulated depreciation and amortization	(11,679)	(11,199)
Total property, equipment and improvements	$6,014	$6,103

NOTE 6 - FINANCING ARRANGEMENTS

At September 30, 2004, as one component of our credit facility, we have a $15 million working capital line collateralized by accounts receivable, inventory and equipment for our domestic operating units that matures September 30, 2007.  Borrowings under the working capital line bear interest, at our option, at either the bank’s prime rate (4.75% at September 30, 2004) plus 0.75% or a Libor-base rate (1.84% at September 30, 2004) plus 3.50%.  At September 30, 2004, borrowings under our working capital line amounted to $10.6 million, the effective interest rate was 5.5% and our borrowing capacity was approximately $4.4 million.  Borrowings under our working capital line at September 30, 2004 have been classified as long-term.  In addition, in September 2003 we borrowed $1 million on our term credit facility, the second component of our credit facility.  This advance has a maturity date of September 19, 2006 and bears interest, at our option, at either the bank’s prime rate (4.75% at September 30, 2004) plus 0.75% or a Libor-base rate (1.84% at September 30, 2004) plus 3.50%.  At September 30, 2004, the balance outstanding was $667,000 and the effective interest rate was 5.5%.  The third component of our credit facility, the capital expenditure credit facility of $2.5 million, is being used to finance our capital expenditures.  Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate plus 0.75% or, at our option, at a fixed rate equal to the Libor-base rate plus 3.50%.  Borrowings under the capital expenditure credit facility were $547,000 as of September 30, 2004 and the effective interest rate was 4.75%.  Our bank covenants include requirements related to net income, stockholders’ equity and debt service ratio.  We were in compliance with all covenants on the above credit facilities at September 30, 2004.

On May 6, 2004, we finalized a Credit Facility Agreement between SMTEK International Thailand Limited (our Thailand subsidiary) and BankThai Public Company Limited and an unconditional guarantee by SMTEK International, Inc. for the purpose of funding the growth and expansion of our Thailand facility.  The credit facility includes a $678,000 mortgage loan for the purchase of the building and land at our Thailand facility.  The mortgage has a seven year term with an initial interest rate of 5.75%, based on Thailand Prime Rate (5.75% at September 30, 2004) and a monthly payment of approximately $9,000.  The Credit Facility Agreement also includes a $440,000 construction loan for the expansion of the Thailand facility.  The construction loan has a 78 month term with interest at Thailand Prime Rate and will have a monthly payment of approximately $5,000 starting after the completion of construction which is presently scheduled for November 2004.  The Credit Facility Agreement also includes a working capital line of approximately $500,000 with interest at Thailand Prime Rate, a one year term and it is secured by all the assets of the Thailand facility.  All liabilities and obligations under the Credit Facility are denominated in Baht, the currency of Thailand.  As of September 30, 2004, we have a mortgage note of $678,000 for the purchase of the land and building and have accrued $185,000 for construction in progress on the new building.

NOTE 7 - PREFERRED STOCK

In September 2003, we sold in a private placement 250,000 shares of convertible Series A Preferred Stock at $2.00 per share for gross offering proceeds of $500,000.  The shares were convertible into common stock initially on a one-to-one basis and are redeemable, solely at the Company’s option, at 1.5 times the purchase price after 180 days from the date of issuance.  Holders of Series A Preferred Stock have voting rights equal to holders of common stock on an as converted basis and enjoy a liquidation preference to any junior stock whereby preferred holders receive 1.5 times their initial investment plus any accrued dividends before any distributions to junior stockholders.  Preferred holders are entitled to receive, on January 1 of each year, out of any assets legally available therefor, payable when, as and if declared by the Board, prior and in preference to any declaration or payment of any dividend on Junior Securities, dividends at the rate of 9% of the Purchase Price per annum plus any accrued and unpaid dividends.  Such dividends accrue annually in arrears whether or not declared by the Board of Directors and shall be cumulative.  If the Company declares and pays dividends or distributions on common stock then the holders of shares of Series A Preferred Stock are entitled to share in such dividends or distributions on a pro rata basis as if their shares had been converted into shares of common stock.  Dividends accrued on the preferred stock amounted to $36,000 at June 30, 2004.

In July 2004, the 250,000 shares of Series A Preferred Stock and accrued dividends of approximately $36,000 were converted into an aggregate of 268,369 shares of common stock.

NOTE 8 - WARRANTS

During fiscal 2004, we issued warrants to purchase 15,000 shares of common stock at $7.95 per share in exchange for professional services to be rendered over a 14-month period.  The fair value of the warrants, which amounted to $147,000 at September 30, 2004, is recorded as prepaid expense and amortized to expense over the 14-month service period.  In the three month period ended September 30, 2004, $48,000 was charged to administrative and selling expense.

NOTE 9 - GEOGRAPHIC INFORMATION

We operate in a single business segment - the EMS industry.  Our revenues and long-lived assets, net of accumulated depreciation, by geographic area are as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Revenues:
United States	$26,325	$18,742
Thailand	3,530	1,950
Total revenues	$29,855	$20,692

	September 30, 2004	June 30, 2004
Long-lived assets:
United States	$4,281	$4,448
Thailand	1,733	1,655
Total long-lived assets	$6,014	$6,103

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, seasonality, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, our ability to take advantage of our restructuring to improve utilization and realize savings, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Factors that May Affect our Results” below, as well as in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as amended, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission.

All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we do not intend to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or of which we hereafter become aware. You should read this document and the documents, if any, that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report.

RISK FACTORS THAT MAY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

The following factors update certain risk factors identified in our 2004 Annual Report on Form 10-K which was filed with the SEC on September 2, 2004.  We direct readers to the documents we file with the SEC, including our most recent Reports on Forms 10-K, 10-Q and 8-K, each as it may be amended from time to time, for a more complete description of important risk factors affecting our Company.

Our Industry is Characterized by Low Profit Margins.

Competition in the EMS industry is primarily driven by price often resulting in lower profit margins for EMS providers. In this regard, customers have sought and continue to seek price reductions.  In addition, designing and manufacturing products for new customers can result in higher costs and lower profit margins than we typically experience with our established customers since initial production runs do not reflect full production efficiencies.  Unless we successfully achieve further material cost reductions, efficiencies and productivity gains, we may experience a material adverse effect on our operating results and our financial condition.  There can be no assurance, however, that reductions in material costs will be effective or adequate to compensate for such price reductions or that we will be successful in furthering efficiencies and productivity gains.

The Loss of Any One of Our Larger Customers May Adversely Affect Our Results and Financial Condition.

Sales to four customers were greater than 10% of total sales and accounted for 14.1%, 13.8% 11.6% and 11.1% of revenues in the three months ended September 30, 2004.  The loss of one or more of our larger customers, or a significant reduction in sales to any of our major customers, could have an adverse effect on our business, results of operations and financial condition.

Our Liquidity is Currently Limited and Our Debt Profile May Change and May Affect Our Operations and Financial Condition.

Our liquidity is currently limited, and, at September 30, 2004, our debt-to-equity ratio, excluding bank line of credit classified as long-term, was 0.76 to 1.00.  Although our debt load recently decreased and we have reduced costs, several factors, including but not limited to, a continued prolonged economic downturn, capital investment to increase production, acquisitions of other EMS companies or our inability to remain profitable, may significantly change our debt profile, resulting in an increase in debt to a point that over-extends our cash-flow capacity.  Also, under such circumstances, we may have future capital requirements and our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unavailable or unattractive to us.  Any of these events or conditions could have a material adverse effect on our business, financial condition and results of operations.

Our Domestic Line of Credit Agreement and our Thailand Credit Facility Contain Certain Financial Covenants That Must Be Met And Failure To Do So Could Negatively Affect our Financial Condition.

Our domestic credit facility, which matures September 30, 2007, includes certain covenants that we are required to comply with. Our bank covenants include requirements related to our net income, stockholders’ equity and debt service ratio.  On May 6, 2004, we entered into a new Thailand credit facility (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Thailand Credit Facility”). In the event of default under these credit agreements, any and all outstanding borrowings could become immediately due and payable which would likely create significant operating and financial restrictions on us, further causing an adverse effect upon our business, operating results and financial condition.

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

The Reserve Established for the Closure and Transition of Our San Diego Facility (Poway) Was Based on Estimates and, Therefore, May Not Fully Represent All Future Costs For That Facility.

In the second quarter of fiscal 2003, we established a reserve for future costs related to the closure and transition to Moorpark of our San Diego (Poway) facility.  In estimating these future costs, we considered the cost of our lease obligation net of estimated future proceeds from subleasing the facility.  The facility is currently vacant and if the facility were to remain vacant for an extended period of time during the remaining term of the lease, we may be required to increase the reserve and this could negatively impact our operating results and financial condition.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

LONG-LIVED ASSETS—Property, equipment and improvements are stated at cost.  Depreciation and amortization are computed on the straight-line method.  The principal estimated useful lives are: buildings - 20 years; improvements — 5 to 10 years; and plant, office and other equipment - 3 to 7 years.  The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If future undiscounted cash flows expected to result from the use of such assets are believed insufficient to recover the carrying value of the asset, the carrying value is written down to fair value in the period the impairment is identified.  Factors we consider important which could trigger an impairment review include, but are not limited to, the following:

•             the asset’s ability to continue to generate income;

•             loss of legal ownership or title to the asset;

•             significant changes in our strategic business objectives and utilization of the asset;

•             the impact of significant negative industry or economic trends; or

•             a significant decrease in the market value of the asset

ACCOUNTING FOR STOCK OPTIONS— SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and provide pro forma net income and pro forma earnings per share disclosures for stock-based awards as if the fair-value-based method defined in SFAS No. 123 had been applied.  In accordance with APB Opinion No. 25 and related interpretations, compensation expense would generally be recorded for fixed option grants only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price.  We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.  Accordingly, no compensation expense has been recognized for our employee stock option plans and award of options to non-employee directors.  See Note 1 to the unaudited Condensed Consolidated Financial Statements for detail regarding pro forma results, had compensation expense for stock-based awards been determined consistent with SFAS No.123.

VALUATION ALLOWANCE AGAINST DEFERRED TAX ASSETS— In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will be realized.  The ultimate realization of net deferred tax assets is dependent upon the generation of future income.  Based on the level of historical losses, management believes that it does not have the basis to conclude that it is more likely than not that the deferred tax assets will be realized, and therefore, has recorded a 100% valuation allowance to offset the net deferred tax assets.

RESULTS OF OPERATIONS

We utilize a 52-53 week fiscal year ending on the Friday closest to June 30, which for fiscal year 2004 fell on June 25, 2004.  In the accompanying unaudited condensed consolidated financial statements, the 2004 fiscal year end is shown as June 30 and the interim period end for both years is shown as September 30 for clarity of presentation. The actual interim periods ended on September 24, 2004 and September 26, 2003.

Revenues

(dollars in thousands)

	Three Months Ended September 30,
	2004	2003
Revenues	$29,855	$20,692
Percentage Increase	44.3%

More than 48% of the increase in revenues was attributable to new customers.  The remainder of the increase was attributable to already established customers increasing demand for existing products.

Gross profit

(dollars in thousands)

	Three Months Ended September 30,
	2004	2003
Gross Profit	$3,663	$2,685
Gross Margin	12.3%	13.0%

The decrease in gross margin was primarily related to increased material cost related to product mix. Indirect costs decreased as a percentage of sales.  We now operate in four facilities, a decrease from seven throughout much of fiscal 2003 and five through the first two quarters of fiscal 2004.  The reduction in excess capacity and the more efficient utilization in the remaining facilities has allowed us to spread fixed costs and apply variable costs over a larger production volume. This factor did not offset the increases in material costs that we have experienced.  We cannot be sure that our capacity utilization will remain at its current level and any decrease in revenues with the resultant under-utilization of capacity could negatively impact our gross profit margin.

Administrative and selling expenses

(dollars in thousands)

	Three Months Ended September 30,
	2004	2003
Administrative and selling expenses	$2,009	$2,027
Percent of sales	6.7%	9.8%

Administrative and selling expenses have decreased as a percentage of sales as we continue to closely control our expenditures despite sales volume increases, such control includes limiting increases in staffing.

Interest expense, net

(dollars in thousands)

	Three Months Ended September 30,
	2004	2003
Interest expense, net	$213	$215

Interest expense is comparable in the comparable periods.  Even though we have increased the use of our bank lines of credit to fund production growth and capital expenditures, we have also reduced other debt including the accelerated payoff in the second quarter of fiscal 2004 of several equipment notes aggregating approximately $190,000 and the payment in June 2004 of approximately $2.0 million to fully retire our obligation with the IRS.

Other income, net

(dollars in thousands)

	Three Months Ended September 30,
	2004	2003
Other income, net	$25	$908

Other income, net of $25,000 for the three months ended September 30, 2004 consists primarily of an unrealized gain on marketable securities classified as trading securities of $43,000 offset by currency transaction losses in our Thailand facility.  Other income for the three months ended September 30, 2003 included $817,000 gain on extinguishment of debt and currency translation gain of $70,000.

Income tax provision

(dollars in thousands)

	Three Months Ended September 30,
	2004	2003
Income tax provision	$129	$37

The income tax provision is primarily related to state franchise taxes.  The State of California does not allow us to carry forward our net operating losses.

Net income

(dollars in thousands)

	Three Months Ended September 30
	2004	2003
Net income	$1,337	$1,314

The increase in net income is primarily attributable to higher revenues and control of our expenses.  As discussed above under the heading “Other income, net”, there were also certain non-recurring items contributing to net income for the three months ended September 30, 2003, most significantly, a non-recurring $817,000 gain on extinguishment of debt. We cannot assure that we will maintain our current revenue and gross profit margin levels.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash and cash equivalents, which amounted to $522,000 at September 30, 2004, and amounts available under our bank lines of credit, which provided approximately $4.4 million of availability in excess of current borrowings at September 30, 2004.

Current assets, current liabilities and long-term debt

The following table sets forth certain debt and liquidity measurements (dollars in thousands):

	At September 30, 2004	At June 30, 2004

Working capital	$13,685	$10,079
Long-term borrowings, including current portion	$4,774	$4,635
Borrowings under bank line of credit	$10,569	$8,648
Ratio of current assets to current liabilities	1.67	1.56

The increase in the working capital is related primarily to our improved earnings.  The outstanding balance of our bank line of credit, classified as long-term, has increased by $1.9 million to $10.6 million in the first quarter of fiscal 2005 as we have funded our increased production levels.  Our availability in excess of borrowings on the working capital line of credit increased by $2.1 million to $4.4 million.

Cash flows provided by (used in)

The following table sets forth, for the periods indicated, selected consolidated cash flow information (dollars in thousands):

	Three Months Ended September 30,
	2004	2003
Operating Activities	$(1,666)	$(259)
Investing Activities	(391)	(118)
Financing Activities	2,195	590
Effect of exchange rate changes on cash	(22)	50

Net increase in cash and cash equivalents	$116	$263

The increase in sales, particularly in the last half of the quarter ended September 30, 2004, has resulted in an increase in accounts receivables, as compared to the same quarter in fiscal 2003.  In addition, inventory increased in preparation for a second quarter production plan more weighted toward the first half of the second quarter.  An increase in accounts payable did not entirely compensate for these uses of operating funds.  Although inventory levels are higher compared to the first quarter of fiscal 2003, inventory turns have improved.

Net cash used in investing activities for the three months ended September 30, 2004 consists of capital expenditures of $391,000.  In addition to ongoing upgrades to manufacturing and computer equipment, approximately $66,000 of construction in progress was recorded relating to the Thailand facility expansion.

The most significant source of cash from financing activities was use of our bank line of credit to fund the increasing production.  Other proceeds from financing activities included borrowing against our bank capital expenditure line of credit and proceeds from the exercise of stock options.  Cash was used to make recurring payments on debt.

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

Wells Fargo credit facility and other liquidity and capital resources issues

In September 2003, we entered into a new long-term credit facility with Wells Fargo Business Credit to replace a credit facility with Comerica Bank that had been in effect at June 30, 2003.  In June 2004 the Wells Fargo credit facility was amended to the form under which we are operating as of September 30, 2004.  This new credit facility consists of a $15 million working capital line, a term credit facility in the amount of up to $1.0 million and a capital expenditure facility of $2.5 million.  The $15 million working capital line is collateralized by accounts receivable, inventory and equipment.  Borrowings under the credit agreement bear interest at either the bank’s prime rate (4.75% at September 30, 2004) plus 0.75% or a Libor rate (1.84% at September 30, 2004) plus 3.50%.  The working capital credit facility contains various financial covenants and matures September 30, 2007.  The financial covenants include requirements related to net income, stockholders’ equity and debt service ratio.  We believe we were in compliance with all covenants at September 30, 2004.  The term credit facility has a three year term and was used to repay the outstanding balance on our equipment line of credit.  The capital expenditure credit facility of $2.5 million will be used to finance our capital expenditures.  Each advance under the capital expenditure credit facility will have a three year term at either the Bank’s prime rate plus 0.75% or, at our option, at a fixed rate equal to the Libor-base rate plus 3.50%.

We anticipate that additional capital expenditures of as much as $2.3 million may be incurred during fiscal 2005, primarily to improve production efficiency at all our subsidiaries.  A substantial portion of these capital expenditures are expected to be financed by our new line of credit or other notes/leases payable.

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

ENVIRONMENTAL MATTERS

Since the early 1990s, we continue to be involved in certain remediation and investigative studies regarding soil and groundwater contamination at the site of a former printed circuit board manufacturing plant in Anaheim, California.  One of our former subsidiaries, Aeroscientific Corp., leased the Anaheim facility.  Under the terms of a cost sharing agreement entered into several years ago, the remaining remediation costs are currently being shared on a 50-50 basis with the landlord.  There is no environmental insurance coverage for this remediation.  At September 30, 2004, we had a reserve of $419,000 for future remediation costs.  Management, based in part on consultations with outside environmental engineers and scientists, believes that this reserve is adequate to cover its share of future remediation costs at this site.  However, the future actual remediation costs could differ significantly from the estimates.  Further, our portion could potentially exceed the amount of our reserve.  Our liability for remediation in excess of our reserve could have a material adverse impact on our business, financial condition, results of operations and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable and short-term and long-term debt.  At September 30, 2004, the carrying amount of long-term debt (including current portion thereof but excluding bank line of credit) was $4.8 million and the fair value was $4.3 million.  The carrying values of our other financial instruments approximated their fair values.  The fair value of our financial instruments is estimated based on quoted market prices for the same or similar issues.  A change in interest rates of one percent would result in an annual impact on interest expense of approximately $130,000.

It is our policy not to enter into derivative financial instruments for speculative purposes.  We may, from time to time, enter into foreign currency forward exchange contracts in an effort to protect us from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business.  These commitments are generally for terms of less than one year.  The foreign currency forward exchange contracts are executed with banks believed to be creditworthy and are denominated in currencies of major industrial countries.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” all derivative financial instruments are measured at fair value and are recognized as either assets or liabilities in the balance sheet.  The accounting treatment of changes in fair value is dependent upon whether or not a derivative financial instrument is designated as a hedge and, if so, the type of hedge.  Changes in fair value are recognized in current results of operations for fair value hedges and in other comprehensive income for cash flow hedges.  Derivative financial instruments not qualifying for hedge accounting treatment under SFAS No. 133, as amended by FAS 149, are recognized as assets or liabilities with gains or losses recognized in current results of operations.  At September 30, 2004, we had no forward foreign currency contracts.

Our operations include investments in a foreign operating unit.  Our foreign subsidiary represents approximately 12% of our revenues and 9% of our total assets.  As a result, our financial results have been and may continue to be affected by changes in foreign currency exchange rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on management’s evaluation (with the participation of our principal executive and financial officer), as of the end of the period covered by this report, our principal executive officer and financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and regulations.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitation on the Effectiveness of Controls

Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.  OTHER INFORMATION

Revised Deadline for Receipt of Stockholder Proposals for the 2004 Annual Meeting

We will hold our 2004 Annual Meeting of stockholders on January 26, 2005.  Stockholder proposals that are intended to be presented at the 2004 Annual Meeting and included in the Company’s proxy materials relating to the 2004 Annual Meeting must be received by the company no later than November 16, 2004.  All stockholder proposals must be in compliance with applicable laws and regulations in order to be considered for possible inclusion in the proxy statement and form of proxy for the 2004 Annual Meeting.

If a stockholder wishes to present a proposal at the Company’s 2004 Annual Meeting and the proposal is not intended to be included in the Company’s proxy statement relating to the 2004 Annual Meeting, the stockholder must give advance notice to the Company prior to the deadline for the annual meeting determined in accordance with the Company’s bylaws (the “Bylaw Deadline”). Stockholder proposals intended for presentation at the 2004 Annual Meeting must be received by the Company’s Secretary no later than the 90th day prior to the annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the date on which public announcement of the date of such meeting is first made.  If a stockholder gives notice of such proposal after the Bylaw Deadline, the stockholder will not be permitted to present the proposal to the stockholders for a vote at the meeting.  All stockholder proposals must be in the form required by the Company’s bylaws.

ITEM 1.   LEGAL PROCEEDINGS

In the ordinary course of business, we experience various types of claims which sometimes result in litigation or other legal proceedings.  We do not anticipate that any of these claims or proceedings that are currently pending will have a material adverse effect on us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Conversion of Series A Preferred Stock

In July 2004, 250,000 shares of preferred stock and accrued dividends of approximately $36,000 were converted by the holder into 268,369 shares of common stock (see Note 7 to the unaudited Condensed Consolidated Financial Statements).

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1+	Section 1350 Certification of Principal Executive Officer.

32.2+	Section 1350 Certification of Principal Financial Officer.

+  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2004	/s/ Kirk A. Waldron
Date	Kirk A. Waldron
Interim President,
Senior Vice President and
Chief Financial Officer